Form 10QSB
period 2003-06-30
SPORTS INFORMATION PUBLISHING CORP
filed 2003-09-26
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended: June 30, 2003

     [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the transition period from                  to
                                        ------------------   ----------------

                         Commission file number 0-49972

                     Sports Information & Publishing Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Colorado                                  84-1579760
--------------------------------------------------------------------------------
  (State or other jurisdiction of          (I.R.S. Employer Identification No.)
            incorporation or organization)

             1869 W. Littleton Boulevard, Littleton, Colorado 80120
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 738-8994
                           --------------------------
                           (Issuer's telephone number)

                                      N/A
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes      No  X
   -----   -----


As of September 24, 2003, 5,020,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes    No  X
                                                   ----  ----

                      SPORTS INFORMATION & PUBLISHING CORP.

                                      Index

                                                                         Page
                                                                         ----
Part I - FINANCIAL INFORMATION

Item 1.      Balance Sheet (unaudited) at June 30, 2003                   1

             Statements of Operations (unaudited) for the
             three and nine months ended June 30, 2003 and 2002           2

             Statements of Cash Flows (unaudited) for the
             nine months ended June 30, 2003 and 2002                     3

             Notes to unaudited Financial Statements                      4

Item 2.      Management's Discussion and Analysis or
             Plan of Operation                                            6

Part II - OTHER INFORMATION

Item 5.      Other information                                            9

Item 6.      Exhibits and Reports on Form 8-K                             9

SIGNATURES                                                                10

CERTIFICATIONS                                                            11

                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)




                                  June 30, 2003

                                     Assets

Cash...............................................................$       175
Web site development costs, net (Note 3)...........................         --
                                                                     ----------

                                                                   $       175
                                                                     ==========

                      Liabilities and Shareholders' Deficit


Accounts payable and accrued liabilities...........................$     9,558
Indebtedness to related party (Note 2).............................      1,600
                                                                     ----------
                  Total liabilities................................     11,158
                                                                     ----------

Shareholders' deficit:
    Preferred stock................................................         --
    Common stock...................................................      5,020
    Additional paid-in capital.....................................    157,150
    Deficit accumulated during development stage...................   (173,153)
                                                                     ----------

                  Total shareholders' deficit......................    (10,983)
                                                                     ----------

                                                                   $       175
                                                                     ==========


            See accompanying notes to condensed financial statements


                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)
                                                                                                                        March 1,
                                                                                                                          2001
                                                                Three Months Ended              Nine Months Ended     (Inception)
                                                                     June 30,                        June 30,           Through
                                                          ---------------------------      ------------------------     June 30,
                                                                2003           2002             2003         2002         2003
                                                          ------------  -------------      -----------  -----------  -----------
Revenue...................................................$       --    $        --        $     422    $     225    $      647
                                                          ------------  -------------      -----------  -----------  -----------

Expenses:
    Cost of sales.........................................        --             --            2,000        2,000         4,390
    Stock-based compensation:
       Organization costs and services....................        --             --               --           --         4,020
    Salaries and payroll taxes............................        --         12,974               --       29,483        38,626
    Professional fees.....................................       756          3,051            6,544       21,414        60,829
    Web site wire service, hosting and maintenance........       165             --            1,265        2,000        20,643
    Rent..................................................        --             --               --        2,500         3,000
    Contributed rent (Note 2).............................     1,500          1,500            4,500        2,000        11,000
    Contributed services (Note 2).........................       300             --              900           --           900
    Amortization..........................................        --          2,083            2,083        6,250        11,458
    Interest expense (Note 2).............................        --             --               --           --           146
    Loss on web site impairment (Note 3)..................        --             --           13,542           --        13,542
    Other.................................................       139            471              745        1,698         5,246
                                                          -----------   -------------      ----------- ------------  -----------
                   Total expenses.........................     2,860         20,079           31,579       67,345       173,800
                                                          -----------   -------------      ----------- ------------  -----------

                   Loss before income taxes...............    (2,860)       (20,079)         (31,157)     (67,120)     (173,153)

Income tax provision (Note 4).............................        --             --               --           --            --
                                                          -----------   -------------      -----------  -----------  -----------

                   Net loss...............................$   (2,860)   $   (20,079)       $ (31,157)  $  (67,120)$    (173,153)
                                                          ===========   =============      =========== ============  ===========

Basic and diluted loss per share..........................$    (0.00)   $     (0.00)       $   (0.01)  $    (0.01)
                                                          ===========   =============      =========== ============

Basic and diluted weighted average
    common shares outstanding............................. 5,020,000      5,020,000        5,020,000    5,020,000
                                                          ===========   =============      =========== ============


            See accompanying notes to condensed financial statements

                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)


                                                                                                  March 1,
                                                                                                   2001
                                                                       Nine Months Ended       (Inception)
                                                                            June 30,             Through
                                                                ---------------------------      June 30,
                                                                      2003            2002         2003
                                                                -------------  ------------  --------------
                     Net cash used in
                         operating activities...................    (3,654)        (55,664)      (122,675)
                                                                -------------  ------------  --------------

Cash flows from investing activities:
    Payment for web site development costs......................        --              --        (25,000)
                                                                -------------  ------------  --------------
                     Net cash used in
                         investing activities...................        --              --        (25,000)
                                                                -------------  ------------  --------------

Cash flows from financing activities:
    Proceeds from promissory note issued to
       officer (Note 2).........................................        --              --          5,000
    Repayment of promissory note issued to
       officer (Note 2).........................................        --              --         (5,000)
    Working capital contributed by an affiliate (Note 2)........     1,250              --          1,250
    Proceeds from loans by an affiliate (Note 2)................     1,600              --          1,600
    Proceeds from the sale of common stock......................        --              --        150,000
    Payments for offering costs.................................        --              --         (5,000)
                                                                -------------  ------------  --------------
                     Net cash provided by
                         financing activities..................      2,850              --        147,850
                                                                -------------  ------------  --------------

                         Net change in cash.....................     (804)         (55,664)           175

Cash, beginning of period.......................................       979          60,525             --
                                                                -------------  ------------  --------------

Cash, end of period.............................................$      175     $     4,861    $       175
                                                                =============  ============  ==============

Supplemental disclosure of cash flow information:
    Income taxes................................................$       --     $        --    $        --
                                                                =============  ============  ==============
    Interest....................................................$       --     $        --    $       146
                                                                =============  ============  ==============


            See accompanying notes to condensed financial statements

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                Notes to Unaudited Condensed Financial Statements


(1) Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the rules for Form 10-QSB and the accounting policies in its Form SB-2, as amended, as filed with the Securities and Exchange Commission, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

(2) Related Party Transactions

An officer contributed office space to the Company for the periods from March 1, 2001 (inception) through August 31, 2001 and from March 1, 2002 through June 30, 2003. The office space was valued at $500 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to additional paid-in capital.

An officer contributed administrative services to the Company totaling $900 for the nine months ended June 30, 2003. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which totaled $100 per month based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

During the nine months ended June 30, 2003, an affiliate contributed working capital of $1,250 to the Company. The contribution was recorded as an increase to additional paid-in capital.

During the nine months ended June 30, 2003, an affiliate loaned the Company $1,600 for working capital. The loans are non-interest bearing and are due on demand. The loans are included in the accompanying unaudited, condensed financial statements as Indebtedness to Related Party.

On March 9, 2001, an officer loaned the Company $5,000 in exchange for a promissory note that carried a five percent interest rate. On September 28, 2001, the Company repaid the note and related accrued interest totaling $146.

On March 1, 2001, the Board of Directors approved the issuance of 4,020,000 shares of the Company's $.001 par value restricted common stock to three directors of the Company in exchange for costs and services related to the organization of the Company and the development of its business plan. On the transaction date, the Company's common stock had no reliable market value. The value of the transaction could not be objectively measured as the services were rendered by related parties. The shares were valued by the Board of Directors at a nominal value ($.001 per share) as the stock had no market value. Stock-based compensation expense of $4,020 was recognized in the accompanying financial statements for the period ended September 30, 2001.

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                Notes to Unaudited Condensed Financial Statements



(3) Web Site Development Costs

The Company capitalizes internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web-site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web-site development costs on August 15, 2001. Amortization expense totaled $2,083, $6,250, and $11,458 for the nine months ended June 30, 2003 and 2002, and from March 1, 2001 (inception) through June 30, 2003, respectively.

Following is a schedule of significant costs (capitalized and expensed) related to the web site's development and operation:

                                                                                       March 1,
                                                                                        2001
                                      Three Months Ended        Nine Months Ended    (Inception)
                                            June 30,                 June 30,          Through
                                  ------------------------ -----------------------     June 30,
          Description                  2003         2002        2003        2002        2003
--------------------------------- ------------ ----------- ----------- ----------- -------------
Capitalized:
   Web site development              $     -      $     -      $    -   $       -    $  25,000
                                  ============ =========== =========== =========== =============

Expenses:
   Cost of sales,
      web site hosting                     -            -       2,000       2,000        4,390
   Web site maintenance                  165            -       1,265           -       13,643
   Web site wire service                   -            -           -       2,000        7,000
                                  ------------ ----------- ----------- ----------- -------------
      Total web site expenses        $   165      $     -     $ 3,265    $  4,000     $ 25,033
                                  ============ =========== =========== =========== =============


Due to an economic downturn in the Internet industry, the Company evaluated the recoverability of the web site in accordance with SFAS 144. The web site has generated minimal revenues in the past; therefore the recorded value of the web site exceeded its estimated fair value based estimated future cash flows. Accordingly, at December 31, 2002, the Company wrote-off the remaining net book value of the web site, resulting in a non-cash asset impairment loss of $13,542.

(4) Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Introduction

     The following discussion and analysis covers the financial condition of Sports Information & Publishing Corp. ("we" or the "Company") at June 30, 2003, changes in our financial condition since fiscal year end September 30, 2002 and a comparison of our results of operations for the three and nine months ended June 30, 2003 to the same periods of the prior fiscal year. This information should be read in conjunction with the other financial information, including financial statements and notes, included in the Company's Form SB-2 registration statement, as amended, as filed with the United States Securities and Exchange Commission ("SEC").

     Our business is the operation of a web-based sports information publishing service. We publish a weekly electronic football information service that covers college and professional games and related information. Basic information is provided to our subscribers at no cost and serves as an inducement to subscribe for our premium service; we charge a fee for more detailed information about selected games. To date, our revenue has been insignificant and we are considered to be in the development stage under relevant accounting principles.

     In an effort to provide increased liquidity to our shareholders, and obtain access to additional capital, we registered our common stock with the SEC. Our registration statement on Form SB-2, together with the registration or our common stock under the 1934 Act, was declared effective on August 12, 2003. Consequently, we will now file reports with the SEC on a regular basis.

Results of Operation

     For the three and nine months ended June 30, 2003, we reported a net loss of $2,860 and $31,157, respectively. This compares to a loss of $20,079 for the three months ended June 30, 2002 and $67,120 for the nine months then ended. The net loss per share for both three and nine-month periods equated to (nil) and $.01, respectively. Our revenue was negligible for both nine-month periods and we had no revenue during either three-month period.

     Our revenue is dependent on sale of our premium information services to subscribers. Our business plan contemplated marketing our service through e-mail contact to a database of potential subscribers. Due primarily to our limited working capital, we have been unable to engage in any form of traditional marketing or advertising. Accordingly, our revenue has been insignificant to date. We are unable to predict with any degree of certainty when this situation might change. However, unless we obtain additional capital, we expect to continue the status quo.

     Our loss for the three and nine months ended June 30, 2003 was reduced substantially from comparable periods of the prior fiscal year. The loss for the three months ended June 30, 2003 represents an 85% decrease from the loss for the prior three-month period, while the nine month loss was reduced 54%. Significant reductions in our expenses include salaries and payroll taxes, professional fees and amortization of web-site development costs. Currently, our sole employee serves without compensation, which has allowed us to reduce our compensation expense accordingly. Professional fees have been reduced commensurate with completion of our registration with the SEC. Amortization was reduced following our right off of remaining web-site development costs.

     Offsetting the foregoing reductions were increases in contributed rent and services. Both of these items are non-cash expenses, as our rent and certain administrative services are provided by affiliates of our president at no cost to the Company. We also realized a loss on impairment of our web-site in the amount of $13,542 during the nine months ended June 30, 2003.

     August of each year brings the beginning of our football publication and opportunities to generate revenue. We publish our football related information from approximately late August to January, commensurate with the football season in the United States.

     Our current plans to improve operations include expanding our database of subscribers by acquiring additional names from a third party. However, there is no assurance that these efforts will be successful. If we are unable to obtain additional capital, we may be forced to reduce or cease operations. See, -Liquidity and Capital Resources, below.

Liquidity and Capital Resources

     Our liquidity and working capital position remained unsatisfactory at June 30, 2003. At that date, we reported negative working capital and shareholders' equity. Our working capital position continued to deteriorate from fiscal year end 2002, totaling a deficit of $10,983 at June 30, 2003. That represents a decrease of $8,882 since year-end. Our operations did not provide any cash flow to pay our liabilities, and we have not received any capital from outside sources since year end. We expect this situation to continue until operations improve or we locate additional sources of financing.

     We are not currently a candidate for debt financing, due to our extremely limited operations, lack of cash flow and assets. Accordingly, our ability to continue as a going concert depends on our ability to obtain equity financing. Historically, we relied on a single private placement of our common stock and temporary financing from our officers for cash flow. We hope our status as a SEC-registered entity will facilitate additional equity financing. However, we have no commitments for such financing, and none is assured in the future.

     Our limited cash at fiscal year end was reduced even more during the nine months ended June 30, 2003. Our operating activities used $3,654 of cash. Financing, in the form of capital contributed and loans by an affiliate, provided $2,850 during the last nine months to partially offset this reduction. However, we have numerous accounts payable in arrears and no cash with which to pay them.

     We will continue efforts to locate additional capital. We intend to rely on contributions or advances from our President to bridge our cash requirements for the remainder of the current fiscal year and through the end of the current football season. Failing that, we may investigate an acquisition of additional assets or operations to supplement our existing operations.

Forward-Looking Statements

     This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

     These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report.

     These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions.

Risk Factors Impacting Forward-Looking Statements

     The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our other reports filed with the SEC and the following:

          o The extent and duration of the current economic downturn, especially in the Colorado market;

          o Competition from our sports information services and new technologies to attract potential customers;

          o Our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in our industry for risk capital;

          o    Our costs and the pricing of our services;

          o    Our ability to identify, finance and integrate acquisitions; and

          o    Volatility of our stock price.


We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.

                           PART II--OTHER INFORMATION

Item 5.  Other Information

     On August 12, 2003, our Registration Statement on Form SB-2, as well as our Registration Statement on Form 8-A, was declared effective by the SEC. We intend to apply for quotation of our common stock on the OTC Bulletin Board in the near future. However, there is no assurance that such efforts will be successful.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits: The following exhibits are filed with this report:

                99.1 Certificate of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

                99.2 Certificate of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act.

         (b) Reports on Form 8-K.

                  None.

            (The Remainder of This Page Was Intentionally Left Blank)

                                   SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  SPORTS INFORMATION & PUBLISHING CORP.


Date: September 26, 2003          By:  /s/ Michael D. Tanner
                                       ----------------------------------------
                                       Michael D. Tanner, Authorized Signatory,
                                       President and Chief Executive Officer

                                  CERTIFICATION

     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Michael D. Tanner, provides the following certification.

     I, Michael D. Tanner, President and Chief Executive Officer of Sports Information & Publishing Corp. ("Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 26, 2003                  /s/ Michael D. Tanner
      ----------------------                 -------------------------------
                                             Michael  D.  Tanner,  President
                                             and Chief  Executive Officer

                                  CERTIFICATION

     Pursuant to the requirements of Rule 13a-14 of the Securities Exchange Act of 1934, as amended, Mary Beth Doubet provides the following certification.

     I, Mary Beth Doubet, Secretary and Treasurer of Sports Information & Publishing Corp. ("Company"), certify that:

     1. I have reviewed this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this quarterly report;

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

               a. Designed such disclosure controls and procedures to ensure that material information relating to the Company is made known to me by others, particularly during the period in which this quarterly report is being prepared;

               b. Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of our board of directors (or persons performing the equivalent functions):

               a. All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the Company's auditors any material weaknesses in internal controls, and

               b. Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:    September 26, 2003          /s/ Mary Beth Doubet
      ----------------------         -----------------------------------------
                                     Mary Beth Doubet, Secretary and Treasurer