Form 10KSB
period 2003-09-30
SPORTS INFORMATION PUBLISHING CORP
filed 2004-01-14
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-KSB

(Mark One)

[X] Annual report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.

     For the fiscal year ended September 30, 2003.

[ ] Transition report pursuant to section 13 or 15(d) of the Securities Exchange Act of 1934.


                         Commission file number: 0-49972
                                                 -------


                      SPORTS INFORMATION & PUBLISHING CORP.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


        Colorado                                              84-1579760
------------------------                             --------------------------
(State of incorporation)                             (I.R.S. Identification No.)



1869 W. Littleton Boulevard, Littleton, Colorado                       80120
------------------------------------------------                      ---------
   (Address of principle executive offices)                          (Zip Code)


Registrant's telephone number, including area code:   (303) 738-8994
                                                      --------------

Securities registered under Section 12 (b) of the Exchange Act:    None


Securities registered under Section 12 (g) of the Exchange Act:


                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                                  [X] Yes [ ] No

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ X ].

     The aggregate market value of the 949,000 shares of common stock held by non-affiliates of the Company was approximately $189,000 on December 22, 2003, based upon the last sales price of our common stock in a private placement. On December 22, 2003, there were 5,020,000 shares of our common stock issued and outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE:

                                      None

Transitional Small Business Disclosure Format:   [  ] Yes  [ X ] No

                                TABLE OF CONTENTS



PART I...................................................................    1
------

   ITEM 1.   DESCRIPTION OF BUSINESS.....................................    1
   ITEM 2.   DESCRIPTION OF PROPERTIES...................................    3
   ITEM 3.   LEGAL PROCEEDINGS...........................................    4
   ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.........    4

PART II..................................................................    4

   ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS....    4
   ITEM 6.   MANAGEMENTS' DISCUSSION AND ANALYSIS OR PLAN OF OPERATION...    4
   ITEM 7.   FINANCIAL STATEMENTS........................................   13
   ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.........................   13

   ITEM 8A.  CONTROLS AND PROCEDURES.....................................   13

PART III.................................................................   14

   ITEM 9:   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
             PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE
             ACT.........................................................   14
   ITEM 10:  EXECUTIVE COMPENSATION......................................   16
   ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT..................................................   17
   ITEM 12.   CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS.......   17
   ITEM 13.   EXHIBITS AND REPORTS ON FORM 8-K...........................   18
   ITEM 15.   PRINCIPAL ACCOUNTANT FEES AND SERVICES.....................   19

SIGNATURES...............................................................   21

PART F/S.................................................................  F-1

                             Additional Information

     Descriptions in this Report are qualified by reference to the contents of any contract, agreement or other document described herein and are not necessarily complete. Reference is made to each such contract, agreement or document filed as an exhibit to this Report, or incorporated herein by reference as permitted by regulations of the Securities and Exchange Commission (the "Commission"). (See "Item 13. Exhibits, Financial Statements, Schedules and Reports on Form 8-K.")


                Special Note Regarding Forward-Looking Statements

     Please see the note under "Item 6. Managements Discussion and Analysis or Plan of Operation," for a description of special factors potentially affecting forward-looking statements included in this report.

                                     PART I
                                     ------

Item 1. Description of Business
-------------------------------

Organization and Overview
-------------------------

     Sports Information & Publishing Corp. ("we" or the "Company") is a Colorado corporation organized on March 1, 2001. We registered our common stock with the Securities and Exchange Commission effective August 2003 in order to provide potential liquidity for our shareholders and to provide access to additional financing. We currently have approximately 50 shareholders of our common stock. Our common stock does not currently trade, but a market maker has applied to quote that stock on the OTC Bulletin Board maintained by the Nasdaq Stock Market.

     We currently publish and distribute sports-specific online information. During the football season, from approximately September through January of each year, we publish college and professional football information in a weekly newsletter format on our website and via e-mail at no charge to a targeted market, and generate revenue through pay-per-use products which provide premium information. We began offering pay-per-use information in October 2001, and this is our third season of operation. To date, subscribers to our premium service have been nominal, and we are evaluating our marketing plan. Our principal executive offices are located at 1869 W. Littleton Boulevard, Littleton, Colorado 80120, our telephone number is (303) 738-8994, and our website is located at www.gridpicks.com.

Our Business
------------

     We provide sports and related information services via the Internet and telephone to the general public. All of our premium services, with which we have generated our limited revenue to date, are available by telephone. These premium services consist of predicting the winner of the featured games and providing support for our choices, if requested.

     Our target audience is sports enthusiasts in the United States and portions of the Western hemisphere. As our information services are currently limited to United States football, our audience is presently limited to the United States and we publish our newsletter only during the U.S. football season. At the conclusion of the 2003-2004 football season, there were approximately 2,250 subscribers to our newsletter, an increase of less than 1% from the end of the previous season. However, in the future, we hope to expand our service to include basketball and other team sports, thereby enlarging our potential audience.

     We market our service via targeted e-mails to a selected demographic group. We hope to expand this marketing in the future through additional advertising, maintenance and enhancement of our website and banner advertising on the Internet. However, our marketing budget is currently limited.

     We are presently a development stage company with very limited revenue. However, we hope to generate additional revenue through the continued offering of premium information to our subscribers. We also hope to generate advertising revenue by offering advertising space on our website and our periodic publications.

     We e-mail our newsletter to a targeted demographic that we believe includes sports fans interested in the information we are providing and willing to pay for access to premium predictions. This free newsletter is designed to generate interest in our revenue-generating products. The free subscription highlights four to six college games of interest and all NFL contests during the upcoming week or weekend. Over time, this service has expanded to include additional information, such as game-day weather, injury reports and other football related information. It is our hope that many of the individuals who have voluntarily subscribed to our free sports newsletters will be willing to pay for premium access, but we have not conducted sufficient business, nor done any market studies, to verify that our subscribers are, in fact, willing to pay for the premium information that we offer. We may also sell sports-related advertising (sponsorships) to be published within the newsletters as a method of generating revenue.

     Our newsletter provides football coverage, both college and professional, during the season. The information that we provide contains historical information, as well as up-to-date statistical information and analysis. For example, after the conclusion of a game, we provide a statistical analysis, both of the particular game and key players, along with a historical analysis of the team and players. Examples of our free newsletter content can be viewed on our website at www.gridpicks.com during the football season.

     The newsletter and premium products are authored primarily by our President, Mike Tanner, with some assistance from David Preston, an unpaid consultant. As a former professional football player, Mr. Preston enjoys the challenge of analyzing these games. We may use another or additional consultants or contracted sports journalists in the future.

     Mr. Tanner and other members of our Board of Directors edit the articles. We obtain certain statistical and other information from websites and other public information, which we review, edit and condense into a cohesive package for the recipient. While statistics and other raw data are freely available to the public, we try to combine the various forms of available information and add our expert opinions and analysis. The opinion and analysis content is not generally available from other providers without charge. We believe most football or general sports websites provide statistical information, limited predictions without substantial analysis, and general sports reporting. Examples of these sites include NFL.com, Football.com, SportsIllustrated.CNN.com, CBSSPortsLine.com and collegefootballlocks.com. Few, if any, providers of which we are aware provide in-depth analysis. Those that do offer analysis charge a fee. For example, ESPN.com Insider offers an editorial product for $39.95 per year, football-picks-online.com offers a product for $25 per week or $200 per season, DonBest.com offers products from $99 to $500 per month.

     We consider our game analysis to be proprietary. Because of the level of inside knowledge and expertise of our contributors and editors, based on their personal experience and contacts within the professional and collegiate football systems, we believe our analysis to be personal and unique to us and a worthwhile product to the consumer.

Our Future Strategy
-------------------

     Since the revenue from our first three seasons of operation has been unsatisfactory, we are currently evaluating alternatives to increase our revenue and improve our operations. The immediate strategy of appealing to a larger group of subscribers has been disappointing. However, we lack the funds to invest in additional marketing. Accordingly, we will continue efforts to add subscribers to our database who pay for the premium information that we provide. We hope that this will be accomplished through a combination of the quality of our publication and our marketing efforts.

     In the more distant future, we hope to expand the coverage of our publication services beyond football. Contemplated for the 2004-2005 season, is the development and delivery of a basketball publication similar to GridPicksTM. In that publication, we might provide comparable coverage of college and professional basketball to sports enthusiasts.

     As we gauge the effectiveness of our marketing strategy and the public's receptiveness to our products and services, we will evaluate the addition of other publications in the future.

Competition
-----------

     We are a new entrant in this industry and face significant competition from providers, including traditional media companies and those discussed above. We are at a disadvantage to major providers that have crossed over from other media, such as ESPN and CBS Sports, as they have significant resources and are already household names with sports fans. These organizations have substantially greater personnel and financial resources than us. However, we believe that our marketing strategy of sending e-mails that invite recipients to subscribe will provide us with a solid, loyal database, as only those that have requested the information will receive it, and they will receive it in the form of an e-mail newsletter each week during the season, rather than having to get on the internet and go to a particular site.

Government Regulation
---------------------

     We do not believe that we are currently subject to government regulation in relation to any of our activities. While we believe that some of our subscribers and customers may utilize the information that we provide in connection with wagering activities, we do not believe that our activities should be characterized as wagering itself. However, the laws and regulations relating to the Internet and Internet-related activities is still developing and there is no assurance that we might not be subject to regulation in the future.

Item 2.   Description of Properties
-----------------------------------

     We own no real property. Our executive offices are located in Littleton, Colorado in approximately 400 square feet of office space that we share with a business operated by our president. We occupy this space on a month- to- month basis. The office space is currently being donated to the Company, and we accrue $500 each month on our financial statements to reflect this donation. We believe that our facilities are adequate for the foreseeable future.

Employees
---------

     Currently, we only have one employee, Mr. Tanner, our president and chief executive officer. Our Secretary/Treasurer serves part time and assists with customer service, book keeping and administrative duties. We also engage a consultant at no charge to assist with our expert analysis during the football season. Mr. Tanner does not receive compensation for his services as an employee.

Item 3.   Legal Proceedings
---------------------------

     There are currently no material legal matters or other regulatory procedures pending or threatened that involve the Company, our property or any of our principal shareholders, officers or directors in their capacities as such. We are not aware of the contemplation of any such legal proceeding.

Item 4.   Submission of Matters to a Vote of Security Holders
-------------------------------------------------------------

     No matters were submitted to the security holders, through solicitation of proxies or otherwise, during the fourth quarter of the fiscal year covered by this Report.

                                     PART II

Item 5.   Market for Common Equity and Related Stockholder Matters
------------------------------------------------------------------

     There is currently no established trading market for our common stock. We filed a registration statement to register our common stock already outstanding, but we do not believe that any of our shareholders have sold any of their stock yet.

     A securities broker-dealer has filed an application to quote our common stock on the OTC Bulletin Board, but that application was not approved as of the date of this report. Accordingly, there is currently no established market for our stock, and no assurance that one will ever develop. As of December 22, 2003, there were 49 record holders of our common stock.

     No dividends have been paid with respect to our common stock and we have no plans to pay dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of our Board of Directors after taking into account various factors, including our financial condition, results of operations, current and anticipated cash needs and plans for expansion.

Item 6.    Managements' Discussion and Analysis or Plan of Operation
--------------------------------------------------------------------

Introduction
------------

     We are a development stage entity. Our activities to date have been limited to organizational efforts, obtaining financing, development of our website, publishing our free newsletters and extremely limited sales of our premium products. Our revenue to date has been extremely limited.

     The following discussion and analysis covers our plan of operation for the next twelve months, our financial condition at September 30, 2003 and changes in our financial condition since September 30, 2002, the end of the prior fiscal year. It also covers our limited results of operation for the two-year period ended September 30, 2003.

Plan of Operation
-----------------

     Our plan of operation is to continually improve the quality and content of our information services and expand our base of subscribers. Our initial investment was targeted to designing and constructing a website appropriate to meet those objectives. During the period from inception through September 30, 2003, we invested approximately $25,000 in web site development costs. The efforts of professional web consultants were supplemented by input from our management and our consultants to achieve what we believe is an exemplary website. We spent approximately the first six months of our business designing the site, and worked on perfecting it throughout our first football season. We continued to modify and update our site during the off-season in the summer of 2003.

     We also intend to investigate reciprocal advertising arrangements with other web-based services, whereby our service will be publicized on other websites with content of interest to our subscribers.

     Our representatives staff telephones from noon to 5:00 p.m., mountain time, on Thursdays and Fridays during football season. These representatives offer predictions on featured games and a lively discussion designed to substantiate our selections. The featured games are selected each week by our analyst/employee and consultant based on such factors as the perceived interest in the game, our interest, and the likelihood of a favorable outcome. Since our caller volume has been minimal to date, we have little experience from which to gauge the interest of callers in our narrative description of these games.

     We are contemplating adding a basketball newsletter and premium service to our existing football offering in an effort to supplement our revenue. However, we do not expect that we will be in a position to offer this service until 2005 at the earliest, if we decide to do so. Implementation of the basketball newsletter will require additional website design applicable to the sport, but costs should be considerably less than our initial design costs, as the basketball site will use the same infrastructure as the football site. Our decision to implement the basketball letter will also depend, to some extent, on our evaluation of the effectiveness of marketing our football selections, a decision that will probably be made this summer.

     We believe advertising by sports-related entities (sponsorships) will be the last area of the income model to mature. Initially, we will rely on selling quality and timely information to customers, but we hope to place ourselves in the position of delivering a targeted, high traffic audience to prospective advertisers. On-line advertising may, in the future, contribute to the success of our Company. We have not yet implemented any sponsorship or advertising.

     The following information discusses briefly our financial condition and results of operations at September 30, 2003 and 2002, and for the periods from inception to September, 30 2003. For more complete information, reference is made to the financial statements included at the end of this report.

Liquidity
---------

September 30, 2003
------------------

     Our financial condition continued to deteriorate during fiscal 2003, ending September 30, 2003. At that date, we had negative working capital and shareholders' equity. Our working capital had decreased to a deficit of $16,025, a decrease of approximately $14,000 since year-end September 30, 2002. The decrease in working capital is attributable to increasing accounts payable and accrued liabilities since the end of fiscal 2002 and a lack of cash flow to pay those obligations. We have essentially depleted all of our capital resources and are entirely dependent on advances or contributions from our officers, directors or shareholders to continue in operation. To remedy this deficiency, we contemplate a second private placement of our common stock to investors who might be interested in funding our business plan. However, as of the date of this report, no firm plans are in place. See also, - Plan of Operation, above, for a discussion for other plans to address this deficiency. Unless we are able to raise more capital from outside sources, we may be forced to curtail or cease operations in the near future.

     Our shareholders' equity also decreased from year-end 2002. The decrease in equity of approximately $30,000, to a deficit of $16,025 at September 30, 2003, is primarily attributable to a write-off of our remaining web site development costs. See note 1 to the financial statements included in this report. While this write-off affected our financial position and shareholders' equity, we do not believe that it had a material impact on our operations. While the web site may undergo refinement in the current fiscal year, it remains satisfactory for the purpose of conducting our business.

     Management is of the opinion that we will require additional financing prior to the commencement of the next football season. The Report of the Independent Auditor contains a "going concern" qualification, based on the fact that the Company had significant operating losses, only $647 in revenues through September 30, 2003 and limited working capital, and raises substantial doubt as to our ability to continue as a going concern.

     During the 2003 fiscal year, an officer of the Company has loaned us money on an as-needed basis, and we expect that such funding, combined with our revenues, will be sufficient to last us through the end of the summer 2004. The officer originally loaned us $5,000 in March 2001, which amount was represented by a promissory note bearing interest at the rate of five percent per annum. That note was repaid in September 2001. During the current fiscal year, the officer advanced another $3,700, also represented by a demand note bearing interest at the rate of five percent. He may make additional advances in the future pending receipt of capital from outside sources, but has no obligation to do so. His decision to advance additional funds will be based on such factors as the amount of the need, the purpose, the likelihood of repayment and the prospect for us obtaining funds from another source. An affiliate of this officer also contributed $1,000 in capital in October 2002. The advances from the officer represented our only meaningful source of capital for the year.

September 30, 2002
------------------

     Our initial round of seed financing (excluding shares issued to our founders) raised $150,000, exclusive of offering costs. We projected such amount would be sufficient to meet our capital needs for approximately one year. A substantial portion of that amount was utilized to design and construct our website and to launch and maintain our service. Additional portions were used to retain attorneys and accountants in connection with our efforts to register our securities with the Securities and Exchange Commission. We have now spent all of the proceeds of that offering.

     At September 30, 2002, we had $979 in cash and $3,080 in total liabilities, or a working capital deficit of $(2,101). Liabilities consisted of accounts payable and accrued salaries. Proceeds from a private placement represent all but an insignificant amount of our cash flow for the period ended September 30, 2002.

     Our operations during the 2002-2003 football season failed to generate the cash flow that we hoped. Accordingly, we may consider additional funding through permanent debt financings or additional equity offerings.

Results of Operations
---------------------

Year ended September 30, 2003
-----------------------------

     During the year ended September 30, 2003, the Company reported a net loss of $37,749, or $.01 per share, on revenue of $422. This compares to a loss of $69,714, or $.01 per share, on $225 of revenue for the year ended September 30, 2002. Revenue remained consistent, albeit unsatisfactory, during those periods.

     Our cost of sales, consisting of web site hosting fees, was $2,000 for fiscal 2003 and $1,250 for 2002, resulting in a negative operating margin for each year. Revenue is generated from information provided to subscribers by our employees and consultants, all of which currently serve without compensation. However, that revenue has not been sufficient to cover our costs of service nor our general and administrative expenses.

     General and administrative expenses for fiscal 2003 decreased from 2002, primarily as a result of a decrease in compensation and professional fees. These items of expense were reduced in excess of $30,000 from 2002 to 2003. However, that decrease was partially offset by the write-off of our web site development costs during 2003. In accordance with applicable accounting principles, management evaluated the recoverability of our development costs in relation to the estimated future cash flow related to those costs. Since the web site generated minimal revenue in the past, the recorded value at March 31, 2003 of $13,542 was written off.

     During the current off-season, we will evaluate our business plan to determine any necessary adjustments. While no specific measures are currently contemplated, we are disappointed with our revenue and must evaluate additional marketing opportunities. We may also evaluate additional means of generating revenue.

Year Ended September 30, 2002
-----------------------------

     For the year ended September 30, 2002, we realized a net loss of $69,714, or $.01 per share, on $225 in revenue. That revenue comes from only seven subscribers during the previous football season. Operating expenses for this period included $26,491 in salaries and payroll taxes, $22,908 for legal, accounting and consulting fees, $3,000 for website hosting and maintenance fees, $8,333 in amortization and $6,000 for rent.

     Our costs are minimal during the off-season. Our primary expense during the off-season is a maximum of $250 per month to maintain our web site hosting. While our expenses during the off-season are minimal, we do not generate any revenue for approximately one half of the year, so we must generate enough revenue during the season to not only pay our expenses during the football season, but also the expenses that we accrue during the off season.

     We are of the opinion that we will continue to incur losses until such time, if ever, that we obtain sufficient purchasers of our premium products to generate revenues sufficient to cover operating and other expenses.

Recent Accounting Pronouncements
--------------------------------

     In June 2001, SFAS No. 143, "Accounting for Asset Retirement Obligations" was issued. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated asset retirement cost. Required disclosures include a general description of the asset retirement obligation and the associated long-lived assets and the fair value of assets that are legally restricted for purposes of settling asset retirement obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management believes that the adoption of SFAS No. 143 will have no material effect on the Company's financial statements.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement 123" ("SFAS 123"). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption ("prospective method"). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented ("retroactive restatement method") or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards ("modified prospective method"). For fiscal years beginning December 15, 2003, the prospective method will no longer be allowed. We currently account for our stock-based compensation using the intrinsic value method as proscribed by Accounting Principals Board Option No. 25, "Accounting for Stock issued to Employees" and plan on continuing using this method to account for stock options, therefore, we do not intend to adopt the transition requirements as specified in SFAS 148. We have adopted the new SFAS 148 disclosure requirements.

     The FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", in November 2002 and FIN No. 46, "Consolidations of Variable Interest Entities", in January 2003. FIN No. 45 is applicable on a prospective basis for initial recognition and measurement provisions to guarantees issued after December 2003; however, disclosure requirements are effective immediately. FIN No. 45 requires a guarantor to recognize, at the inception of a guarantee, a liability for the fair value of the obligations undertaken in issuing the guarantee and expands the required disclosures to be made by the guarantor about its obligation under certain guarantees that it has issued. The adoption of FIN No. 45 did not have a material impact on our financial position or results of operations. FIN No. 46 requires that a company that controls another entity through interest other than voting interest should consolidate such controlled entity in all cases for interim periods beginning after June 15, 2003. The adoption of FIN No. 46 did not have a material impact on our financial position or results of operations.

Critical Accounting Policies and Estimates
------------------------------------------

     We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our financial statements.

     The Company has identified the accounting policies described below as critical to its business operations and the understanding of the Company's results of operations. The impact and any associated risks related to these policies on the Company's business operations is discussed throughout this section where such policies affect the Company's reported and expected financial results. The preparation of this Annual Report requires the Company to make estimates and assumptions that affect the reported amount of assets and liabilities of the Company, revenues and expenses of the Company during the reporting period and contingent assets and liabilities as of the date of the Company's financial statements. There can be no assurance that the actual results will not differ from those estimates.

     Web site development costs and amortization.
     --------------------------------------------

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

     In addition, the Company adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web site Development Costs," during the period ended September 30, 2001. EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

     Costs incurred during the operating stage of the web site including training, administration, maintenance, and other costs to operate the web site are expensed as incurred. However, costs incurred during the operating stage that provide additional functions or features and that upgrade or enhance the web site are capitalized.

     Due to an economic downturn in the Internet industry, the Company evaluated the recoverability of the web site in accordance with SFAS 144. The web site has generated minimal revenues in the past; therefore the recorded value of the web site exceeded its estimated fair value based on estimated future cash flows. Accordingly, at December 31, 2002, the Company wrote-off the remaining net book value of the web site, resulting in a non-cash asset impairment loss of $13,542.

     Impairment and disposal of long-lived assets
     --------------------------------------------

     The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

     Revenue recognition.
     --------------------

     The Company's revenues are reported in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition." The Company recognizes revenue only after its service has been performed and collectibility of its fee is reasonably assured.

Forward-Looking Statements
--------------------------

     This Form 10-KSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

          - statements concerning the benefits that we expect will result from our business activities and certain transactions that we have completed, such as increased revenues, decreased expenses and avoided expenses and expenditures; and

          -  statements  of  our   expectations,   beliefs,   future  plans  and
     strategies, anticipated developments and other matters that are not historical facts.

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

     A  few  of  the   uncertainties   that  could   affect  the   accuracy   of
forward-looking statements, besides the specific Risk Factors identified above, include:

          a. Changes in the general economy, affecting the disposable income of the public and sports enthusiasts in particular;

          b. Changes in the professional and college sports industry;

          c. Consumer interests in sports as a means of entertainment;

          d. Competition from other forms of recreation;

          e. Our costs and the pricing of our services;

          f. The level of demand for our services; and

          g. Changes in our business strategy.

Special Factors
---------------

     In addition to the other factors set forth in this Report, investors should be aware of the following factors which may affect our business, results of operations and/or financial condition in the future:

     Because of the seasonal nature of our present business, we do not generate revenues for six months of the year, and risk losing the customers we gain each season.
--------------------------------------------------------------------------------
     Our current products are only distributed during the football season, approximately from the beginning of August of each year through the Super Bowl at the end of January. That means that, to be successful, we must generate sufficient revenues during the season to pay our expenses during the off-season and to reintroduce our products the following year. Additionally, we risk losing the customers we have gained during the season by our absence during the six-month period constituting the off-season. While we may add basketball and eventually other sports to fill up a greater portion of the year, we will not be implementing any additional products until Spring 2004 at the earliest. We believe our minimum capital requirement for the 2004-2005 football season is approximately $5,000. We cannot be assured that our customers will remain loyal or that we will be able to generate sufficient revenues for future periods.

     Due to our extremely limited operating history, we are dependent on our management for success.
--------------------------------------------------------------------------------
     However, our management has limited experience in the industry in which we operate. Due in part to its lack of operating history and limited financial resources, our success will depend on the management efforts and expertise of certain of its officers, primarily Michael D. Tanner. Mr. Tanner is responsible for overseeing development and implementation of our business plan, overseeing product and website development, drafting our newsletters, developing our website and premium product content and targeting potential customers. While Mr. Tanner does have significant experience within the sports field and in the internet communications industry, he does not have specific experience publishing and distributing an on-line publication. While we believe we have the requisite expertise to implement our plan, there is no assurance our efforts will result in revenue or profit to the Company. Further, the loss of Mr. Tanner could adversely affect the conduct of our business. (See "MANAGEMENT.")

     All of our outstanding common stock is currently restricted from resale under provisions of federal and state securities laws.
--------------------------------------------------------------------------------
     However, sale of this restricted stock in the future may adversely affect any trading market in our common stock which may develop. Our common stock currently outstanding represents "restricted securities" within the meaning of Rule 144 of the Securities Act of 1933. Rule 144 describes the circumstances under which restricted securities may be resold to the public in the future. Assuming the requirements of Rule 144 can be met by the holders of the restricted stock, of which there is no assurance, they may make sales in any market which may develop for the common stock. Sales of restricted securities in large amounts in the future may adversely affect the price of the common stock in any trading market which may develop.

     Our common stock is subject to "penny stock" rules maintained by the U.S. Securities and Exchange Commission, adversely affecting any trading market which may develop.
--------------------------------------------------------------------------------
     Under rules adopted by the Securities and Exchange Commission, securities which are not listed on a national securities exchange or quoted in Nasdaq or which trade at a price less than $5 per share are characterized as "penny stocks" and subject to special regulation. Those rules require, in pertinent part, that any broker dealer desiring to affect a transaction in a penny stock not otherwise exempt deliver a standardized risk disclosure document and make a specific determination that the stock is suitable for his customer. As a result of the adoption of these rules, many broker dealers have ceased trading stock characterized as penny stock. The existence of the penny stock rules may adversely affect any trading market which may develop for our common stock. The disclosure and qualification requirements may have the effect of reducing the level of trading activity in any secondary market or reducing the price at which the stock may otherwise trade. As a result, shareholders may have difficulty selling their stock, should they desire to do so.

     Our stock price may experience extreme price and volume fluctuations.
--------------------------------------------------------------------------------
     The stock market in general, and the OTC Market in particular, has historically experienced extreme price and volume fluctuations that have often been unrelated to the operating performance of companies and which have affected the market price of securities of many companies. The trading price of our common stock is likely to be highly volatile and could also be subject to significant fluctuations in price in response to such factors as:

o    variations in quarterly results of operations;

o    announcements of new services or acquisitions by us or our competitors;

o    governmental regulatory action;

o    state of the U.S. and world economy;

o    general trends in our industry and overall market conditions; and

o    other events or factors, many of which are beyond our control.

     Movements in prices of equity securities may also affect the market price of our common stock.

Item 7.   Financial Statements
------------------------------

     Reference is made to the Index of Financial Statements following Part III of this Report for a listing of the Company's financial statements and notes thereto.

Item 8. Changes In and Disagreements With Accountants On Accounting and Financial Disclosure
--------------------------------------------------------------------------------
         None.

Item 8A.  Controls and Procedures
---------------------------------

     We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of September 30, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to required to be included in our periodic filing with the Securities and Exchange Commission. No significant changes were made to internal controls or other factors that could significantly affect those controls subsequent to the date of their evaluation.

                                    PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

     The following individuals presently serve as our officers and directors:

Name                          Age                     Position
----                          ---                     --------

Michael D. Tanner              49            Chairman of the Board of Directors,
                                             President, Chief Executive Officer

Mary Beth Doubet               45            Secretary/Treasurer

Steven W. Rich                 47            Director

Bradley R.  Parker             41            Director

     Mr. Tanner should be considered the "founder" and "parent" of the Company (as such terms are defined by rule under the Securities Exchange Act of 1934, as amended), inasmuch as he has taken initiative in founding and organizing our business.

     Mr. Tanner and Ms. Doubet serve as officers at the will of the Board of Directors. All of the Directors are currently serving a term of office until the next annual meeting of shareholders and until their successors are duly elected and qualified. Messrs. Tanner, Rich and Parker have served in their current positions since the Company's inception in March of 2001. Ms. Doubet has served in her current capacity since August of 2001. There are no family relationships between any of the officers or directors.

     While we do not currently have an audit committee, we may create an audit committee and adopt a charter in the future.

     The following represents a summary of the business history of each of the foregoing individuals for the last five years:

     MICHAEL D. TANNER.
     ------------------
     A significant portion of Mr. Tanner's life has centered on sports. Starting first as a football player at the high school and college levels, then as a coach at both Fairview High in Boulder, Colorado, and at the University of Colorado, football has been an integral part of his life. Since giving up coaching in the late 1980's, Mr. Tanner has on various occasions provided knowledge, insight and analysis on the game of football for various sports publications, although he has not provided such information to any publications in the last five years.

     Mr. Tanner serves as the managing member of Triumphant, L.L.C., a privately held Colorado consulting company organized in September of 2000. Triumphant specializes in advising smaller private companies and entrepreneurs in marketing and business development. Since 1998, he has also acted as the chairman and chief executive officer of Mariah Communications, Inc., a private Colorado Internet communications company. Since 1996, Mr. Tanner has also been a consultant for Entrepreneur Investments, LLC ("EI"), a private financial consulting and investment firm based in Colorado. EI specializes in the unique needs of development stage companies, assisting them with such critical issues as corporate capitalization, mergers/acquisitions, management placement, and business strategy. Mr. Tanner also sits on the Board of the Dear Old CU Fund, Inc., a non-profit organization.

     Mr. Tanner attended the University of Colorado at Boulder where he played football.

     MARY BETH DOUBET.
     -----------------
     In addition to Secretary and Treasurer, Ms. Doubet is currently the Company's executive assistant. Her responsibilities include accounting, customer service and administrative assistance. Ms. Doubet acted as member services representative for Bear Creek Golf Club in Denver from 1998 to 2001, and as office and household manager for PowerVista Software, Inc. (formerly Orca Software, Inc.) from 1995 to 1998.

     Ms. Doubet graduated from the University of Rhode Island in 1981 with a Bachelors degree in Sociology.

     STEVEN W. RICH.
     ---------------
     Mr. Rich is president of Steven Rich and Associates, a Colorado corporation established in 1992 focusing on real estate development, consulting and finance, and he is also a registered professional engineer in the state of Colorado. Mr. Rich has principal involvement in over two million square feet of commercial development in Colorado. He represents several prominent companies, including Guarantee Bank, Townsend Capital, Cherokee Investments, Cyprus Amax Minerals, Phelps Dodge and GMAC.

     Sports have played a major role in Mr. Rich's life, earning him seven letters while in high school. During his senior year, he was "The Most Valuable Athlete" in Jefferson County in 1973. Mr. Rich participated in athletics at the collegiate level, earning letters in both football and baseball.

     Mr. Rich graduated from Colorado State University in 1978 with a Bachelors degree in Civil Engineering. He received a Masters Degree of Science in Real Estate Finance from the University of Texas in 1981.

     BRADLEY R. PARKER.
     -----------------
     Mr. Parker is vice president of sales for the Colorado division of Bron Tape, Inc., a Colorado industrial tape and fabric company, a position he has occupied since 1988. His responsibilities include managing a staff of approximately 50 employees within the Colorado division. Prior to working for Bron Tape, Inc., Mr. Parker was the western regional manager of Chemfad, Inc., a New York based company that specializes in industrial fabrics.

     Although he chose not to pursue the opportunity, the California Angels baseball club drafted Mr. Parker. He was also a wide receiver for the University of Colorado where he was a four-year letterman. Mr. Parker graduated from the University of Colorado at Boulder in 1983 with a Bachelor of Science degree in Business.

Consultants
-----------

     R. DAVID PRESTON.
     -----------------
     Mr. Preston served as a consultant for the Company during our inaugural football season. Because of our limited working capital and cash flow, we will not formally engage Mr. Preston as a consultant, until such time as we generate sufficient revenues to pay a consulting fee. He may assist us on an ad hoc basis until our cash flow improves. Mr. Preston is the president and sole shareholder of Preston & Associates, Inc., a privately owned, Denver based real estate appraisal firm, a position he has occupied since 1992. Preston & Associates is active in the residential real estate market along the front range of Colorado. Mr. Preston is also the Managing Member of RDP Asset Management, LLC, a private corporation in the business of managing a portfolio of assets.

     From August 1999 to  September,  2001,  Mr.  Preston was the  President  of
Celebrity Sports Network, Inc., a sports celebrity marketing firm based in Denver. Prior to that, he was the President and CEO of Cash Flow Marketing, Inc., a Colorado corporation, from July 1997 to December 1998, until its merger with Mediquik Services, Inc. Prior to his association with those entities, Mr. Preston served as the head of the appraisal department for Colorado National Bank (now US Bank), a position he occupied from 1985 to 1993. Prior to that, Mr. Preston played in the National Football League where he spent all but one year with the Denver Broncos. He retired as the fourth leading rusher in Bronco history as a running back. In addition to these positions, Mr. Preston has been active as an investor in numerous business ventures, including restaurants, real estate development and oil and gas.

     Mr. Preston graduated with a bachelor of science, business administration in business management from Bowling Green University in 1977.

     No family relationships exist between any of our officers and directors.

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

     Based solely upon a review of Forms 3,4 and 5 filed with the SEC, and written representations regarding beneficial ownership reporting submitted to the Company, since the effective date of our registration under the Securities Exchange Act of 1934, none of our officers, directors or the beneficial owner of ten percent or more of our outstanding securities has failed to file any report required by Section 16 of the 1934 Act on a timely basis.

Item 10:  Executive Compensation
--------------------------------

     Mr. Tanner, the chief executive officer, currently serves without compensation. We are not currently contemplating paying any compensation to Mr. Tanner. No compensation will be paid until we reach profitability, the amount of which will be determined at that time.

     Directors will not receive any cash compensation, but have received stock for their services on the Board in the amount of 4,000,000 shares to Mr. Tanner and 10,000 shares to each of the directors who are not officers. We do not anticipate paying any future compensation to directors, either in the form of cash or stock.

Item 11:  Security Ownership of Certain Beneficial Owners and Management
------------------------------------------------------------------------

     As of the date of this filing, there were a total of 5,020,000 shares of our Common Stock outstanding, the only class of voting securities currently outstanding. There are no options or warrants outstanding.

     The following tabulates holdings of our Common Stock as of December 22, 2003 by each person who holds of record, or is known by management to own beneficially, more than 5% of the voting securities outstanding and, in addition, by all directors and officers of the Company individually and as a group. The shareholders listed below have sole voting and investment power. All ownership of securities is direct ownership unless otherwise indicated. All addresses of the officers and directors are located at our address at 1869 W. Littleton Boulevard, Littleton, Colorado 80120 unless otherwise indicated.

    Officers and Directors                   No. of Shares   % of Shares Owned

    Michael D. Tanner                          4,000,000             80%

    Steven W. Rich                                43,333               *

    Bradley R. Parker                             26,667               *

    Mary Beth Doubet                               1,000               *

    Officers and Directors as a group          4,071,000             81%
    (4 individuals)
-----------------------
  * Less than 1%

Changes In Control
------------------

     We know of no arrangements, including the pledge of any of our securities, which may result in a change of control in the future.

Item 12.   Certain Relationships and Related Party Transactions
---------------------------------------------------------------

Initial Capitalization
----------------------

     As of March 1, 2001, we completed our initial capitalization by issuing an aggregate of 4,020,000 shares of common stock for aggregate consideration of $4,020 consisting of services rendered to the Company. Services included creating our business plan, organizing the Company, securing facilities and resources for the use of the Company and assisting with website design and development. Of that amount, 4,000,000 shares were issued to Mr. Tanner, 10,000 shares to Steven Rich and 10,000 shares to Bradley Parker for a price of $.001 per share. Messrs. Tanner, Rich and Parker were the sole members of the Board of Directors approving that transaction on behalf of the Company.

     Effective March 9, 2001, we borrowed $5,000 from an officer at an interest rate of 5% per annum. This loan, together with interest in the amount of $146, was repaid in full out of the proceeds of the private placement on September 28, 2001.

     Beginning in May of 2001, we conducted a private placement and issued 1,000,000 shares of common stock pursuant to that offering. Of those shares, Steven Rich, Bradley Parker and Mary Beth Doubet, each officers or directors of the Company, purchased 33,333 shares, 16,667 shares and 1,000 shares respectively upon the same terms and conditions as all other purchasers.

Miscellaneous
-------------

     We occupy office space pursuant to an informal arrangement with an affiliate of our president, Michael Tanner. We occupy the space on a month-to-month basis and receive secretarial and administrative services from an entity with which Mr. Tanner is affiliated. The office space is valued at $500 per month and the administrative services are valued at $100 per month. During the years ended September 30, 2003 and 2002, we received $7,200 and $3,500 in imputed value pursuant to this arrangement.

     A private company affiliated with Mr. Tanner contributed $1,000 to our operations during the year ended September 30, 2003 to supplement our existing working capital. Mr. Tanner also loaned $3,700 to the Company during the year for working capital. The advances are non-interest bearing and due on demand.

     Our management is of the opinion that the foregoing transactions were no less favorable than could have been obtained from unaffiliated third parties.

Item 13.   Exhibits and Reports on Form 8-K
-------------------------------------------

     (a) Exhibits

     The following is a list of exhibits filed or incorporated by reference into this Report:

Exhibit No.                                 Description
-----------                                 -----------

   2                   Not applicable.

   3.1(1) Articles of Incorporation of the Company as filed on March 1, 2001 with the Secretary of State of the State of Colorado.

   3.2(1)              Bylaws

   4(1)                Form of Certificate for Common Stock

   9                   Not applicable.

   10(1) Subscriber Contract with The Computer Information Network, Inc. dated September 1, 2002.

   11                  Not applicable.

   13                  Not applicable.

   16                  Not applicable.

   18                  Not applicable.

   21                  Not applicable.

   22                  Not applicable.

   23                  Not applicable.

   27                  Not applicable.

   31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

   31.2 Certifications pursuant to Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

   32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99                  Not applicable.
-------------------------------

(1) Filed as an Exhibit to the Company's Registration Statement on Form SB-2 filed on August 12, 2003, SEC File No. 333-81318 and incorporated herein by reference.

     (b) Reports on Form 8-K.

         None.

Item 15.   Principal Accountant Fees and Services
-------------------------------------------------

     The Company currently has no audit committee of the Board of Directors, and is not required to maintain such a committee since its stock is not quoted on Nasdaq or traded on any national securities exchange. Accordingly, all material decisions affecting the Company's audited financial statements, periodic disclosure with the SEC and its relationship with its auditors are addressed by the entire Board. The Board currently has no policies and procedures relating to the pre-approval of audit and audit related services.

Audit Fees
----------

     The Company paid or will pay Cordovano & Honeck, P.C. an aggregate of $1,650 in fees for an audit of it's 2003 financial statements.

Audit Related Fees
------------------

     The Company paid or will pay Cordovano & Honeck, P.C. an aggregate of $2,100 in fees for review of its quarterly financial statements for the first three quarters of the 2003 fiscal year.

All Other Fees
--------------

     The Company paid or will pay Cordovano & Honeck, P.C. an aggregate of $554 in fees in connection with a Registration Statement on Form SB-2 filed with the Securities and Exchange Commission during fiscal 2003.
year.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized in Littleton, Colorado on the 13th day of January, 2004.


                                          SPORTS INFORMATION & PUBLISHING CORP.


                                          By:  /s/ Michael D. Tanner
                                               -------------------------------
                                                Michael D. Tanner, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

Signatures                             Title                         Date
----------                             -----                         ----



/s/ Michael D. Tanner     Chairman of the Board (Chief          January 13, 2004
---------------------     Executive Officer) and President
Michael D. Tanner


/s/ Mary Beth Doubet      Secretary and Treasurer               January 13, 2004
---------------------
Mary Beth Doubet


/s/ Steven W. Rich        Director                              January 13, 2004
---------------------
Steven W. Rich


/s/ Brad Parker           Director                              January 13, 2004
---------------------
Brad Parker

                                INDEX TO EXHIBITS

Exhibit No.                                 Description

Exhibit No.                                 Description
-----------                                 -----------

   2                   Not applicable.

   3.1(1) Articles of Incorporation of the Company as filed on March 1, 2001 with the Secretary of State of the State of Colorado.

   3.2(1)              Bylaws

   4(1)                Form of Certificate for Common Stock

   9                   Not applicable.

   10(1) Subscriber Contract with The Computer Information Network, Inc. dated September 1, 2002.

   11                  Not applicable.

   13                  Not applicable.

   16                  Not applicable.

   18                  Not applicable.

   21                  Not applicable.

   22                  Not applicable.

   23                  Not applicable.

   27                  Not applicable.

   31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

   31.2 Certifications pursuant to Rule 13a-14(a)or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

   32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

   99                  Not applicable.
-----------------------

                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                         Index to Financial Statements



                                                                            Page
                                                                            ----

Report of Independent Auditors............................................. F-2

Balance Sheet at September 30, 2003........................................ F-3

Statements of Operations for the years ended September 30, 2003 and 2002, and from March 1, 2001 (inception) through
     September 30, 2003.................................................... F-4

Statement of Changes in Shareholders' Deficit from March 1, 2001
     (inception) through September 30, 2003................................ F-5

Statements of Cash Flows for the years ended September 30, 2003 and 2002, and from March 1, 2001 (inception) through
     September 30, 2003.................................................... F-6

Notes to Financial Statements.............................................. F-7

To the Board of Directors and Shareholders:
Sports Information & Publishing Corp.


                         Report of Independent Auditors

We have audited the accompanying balance sheet of Sports Information & Publishing Corp. (a development stage company) as of September 30, 2003, and the related statements of operations, changes in shareholders' deficit and cash flows for the years ended September 30, 2003 and 2002, and from March 1, 2001 (inception) through September 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Sports Information & Publishing Corp. as of September 30, 2003, and the results of its operations and its cash flows for the years ended September 30, 2003 and 2002, and from March 1, 2001 (inception) through September 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered significant operating losses since inception, which raises substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding this matter is also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Honeck, P.C.
------------------------------
Cordovano and Honeck, P.C.
Denver, Colorado
December 16, 2003

                    SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                                 Balance Sheet

                               September 30, 2003



                                     Assets

Cash................................................................. $     344
Web site development costs, net (Note 1).............................        --
                                                                      ---------

                                                                      $     344
                                                                      =========

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities..........................$  12,669
    Indebtedness to related party (Note 2)............................    3,700
                                                                      ---------
                  Total liabilities...................................   16,369
                                                                      ---------
Shareholders' deficit (Notes 2 and 4):
    Preferred stock, $.001 par value; 10,000,000 shares authorized,
       -0- shares issued and outstanding..............................       --
    Common stock, $.001 par value; 50,000,000 shares authorized,
       5,020,000 shares issued and outstanding........................    5,020
    Additional paid-in capital........................................  158,700
    Deficit accumulated during development stage...................... (179,745)
                                                                      ---------

                  Total shareholders' deficit.........................  (16,025)
                                                                      ---------

                                                                      $     344
                                                                      =========





                 See accompanying notes to financial statements


                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                            Statements of Operations


                                                                                                   March 1,
                                                                                                     2001
                                                                      Years Ended                 (Inception)
                                                                      September 30,                 Through
                                                             ---------------------------------    September 30,
                                                                2003              2002                2003
                                                             ---------------   ---------------  -------------
Revenue                                                      $        422      $        225     $      647
                                                             ---------------   ---------------  -------------

Expenses:
    Cost of sales............................................       2,000             1,250          4,390
    Stock-based compensation (Note 2):
       Organization costs and services.......................        --                --            4,020
    Salaries and payroll taxes...............................          56            26,491         38,682
    Professional fees........................................      10,708            22,908         64,993
    Web site wire service, hosting and maintenance...........       1,700             3,000         21,078
    Rent.....................................................        --               2,500          3,000
    Contributed rent (Note 2)................................       6,000             3,500         12,500
    Contributed services (Note 2)............................       1,200              --            1,200
    Amortization.............................................       2,083             8,333         11,458
    Interest expense (Note 2)................................        --                --              146
    Loss on web site impairment (Note 1).....................      13,542              --           13,542
    Other....................................................         882             1,957          5,383
                                                             ---------------   ---------------  -------------
                    Total expenses...........................      38,171            69,939        180,392
                                                             ---------------   ---------------  -------------

                    Loss before income taxes.................       (37,749)          (69,714)      (179,745)

Income tax provision (Note 3)................................        --                --             --
                                                             ---------------   ---------------  -------------

                    Net loss.................................$      (37,749)   $      (69,714)  $   (179,745)
                                                             ===============   ===============  =============

Basic and diluted loss per share.............................$        (0.01)   $        (0.01)
                                                             ===============   ===============

Basic and diluted weighted average
    common shares outstanding................................   5,020,000         5,020,000
                                                             ===============   ===============






                 See accompanying notes to financial statements


                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                 Statement of Changes in Shareholders' Deficit


                                                                                                 Deficit
                                                                                Additional     Accumulated
                                                      Common Stock               Paid-In          During
                                              ------------------------------                   Development
                                                 Shares         Par Value        Capital          Stage            Total
                                              --------------  --------------  --------------- ---------------  ---------------
Balance at March 1, 2001 (inception)...........        --     $        --     $         --    $        --      $         --

March 1, 2001, shares issued to directors
    in exchange for organization services
    ($.001/share) (Note 2)..................... 4,020,000           4,020               --             --             4,020
May through September 2001, stock
    sold in a private placement offering
    at $.15 per share, net of offering costs
    of $5,000 (Note 2)......................... 1,000,000           1,000          144,000             --           145,000
Office space and administrative support
    contributed by an officer (Note 2).........        --              --            3,000            --              3,000
Net loss.......................................        --              --               --        (72,282)          (72,282)
                                               -------------  --------------  --------------- ---------------  ---------------

Balance at September 30, 2001.................. 5,020,000           5,020          147,000           (72,282)        79,738

Office space contributed by an
    officer (Note 2)...........................        --              --            3,500             --             3,500
Net loss.......................................        --              --               --        (69,714)          (69,714)
                                               -------------  --------------  --------------- ---------------  ---------------

Balance at September 30, 2002.................. 5,020,000           5,020          150,500       (141,996)           13,524

Working capital contributed by an
    affiliate (Note 2).........................        --              --            1,000             --             1,000
Office space and administrative support
    contributed by an officer (Note 2).........        --              --            7,200             --             7,200
Net loss.......................................        --              --               --        (37,749)          (37,749)
                                               -------------  --------------  --------------- ---------------  ---------------

Balance at September 30, 2003.................. 5,020,000     $     5,020     $    158,700    $  (179,745)     $    (16,025)
                                               =============  ==============  =============== ===============  ===============







                 See accompanying notes to financial statements

                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                            Statements of Cash Flows

                                                                                                         March 1,
                                                                                                           2001
                                                                           Years Ended                 (Inception)
                                                                          September 30,                  Through
                                                                  --------------------------------     September 30,
                                                                     2003              2002                2003
                                                                  ---------------  ---------------   ---------------
Cash flows from operating activities:
    Net loss..................................................... $    (37,749)    $  (69,714)       $   (179,745)
    Adjustments to reconcile net loss to net cash
       used in operating activities:
          Amortization...........................................        2,083          8,333              11,458
          Stock-based compensation (Note 2)......................           --             --               4,020
          Loss on web site impairment (Note 1)...................       13,542             --              13,542
          Office space and administrative support
             contributed by an officer (Note 2)..................        7,200          3,500              13,700
          Changes in operating assets and liabilities:
             Increase (decrease) in accounts payable
               and accrued liabilities...........................        9,589         (1,665)             12,669
                                                                  ---------------  ---------------   ---------------
                     Net cash used in
                         operating activities....................      (5,335)        (59,546)           (124,356)
                                                                  ---------------  ---------------   ---------------

Cash flows from investing activities:
    Payment for web site development costs.......................          --              --             (25,000)
                                                                  ---------------  ---------------   ---------------
                     Net cash used in
                         investing activities....................          --              --             (25,000)
                                                                  ---------------  ---------------   ---------------

Cash flows from financing activities:
    Proceeds from promissory note issued to
       officer (Note 2)..........................................          --              --               5,000
    Repayment of promissory note issued to
       officer (Note 2)..........................................          --              --              (5,000)
    Proceeds from advances received from officer (Note 2)........        3,700             --               3,700
    Working capital contributed by an affiliate (Note 2).........        1,000             --               1,000
    Proceeds from the sale of common stock (Note 4)..............          --              --             150,000
    Payments for offering costs (Note 4).........................          --              --              (5,000)
                                                                  ---------------  ---------------   ---------------
                     Net cash provided by
                         financing activities....................        4,700             --             149,700
                                                                  ---------------  ---------------   ---------------

                         Net change in cash......................         (635)       (59,546)                344

Cash, beginning of period........................................          979         60,525                  --
                                                                  ---------------  ---------------   ---------------

Cash, end of period.............................................. $        344     $      979        $        344
                                                                  ===============  ===============   ===============

Supplemental disclosure of cash flow information:
    Income taxes................................................. $        --      $       --        $         --
                                                                  ===============  ===============   ===============
    Interest..................................................... $        --      $       --        $        146
                                                                  ===============  ===============   ===============






                 See accompanying notes to financial statements

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements


(1) Nature of Organization and Summary of Significant Accounting Policies

Nature of Organization

Sports Information & Publishing Corp. (the "Company") was incorporated in Colorado on March 1, 2001. The Company publishes and distributes sports-specific online publications. The Company's web site is available on the Internet at gridpicks.com. The Company plans to generate revenue through the sale of advertising, subscriptions, and pay-per-use products on its web site. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard ("SFAS") No. 7.

The Company has suffered significant operating losses since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's ability to continue as a going concern is dependent upon its ability to generate sufficient cash flow to meet obligations on a timely basis and ultimately to attain profitability. Management has considered additional funding through debt financings and equity offerings should additional working capital be needed in the future; however, management does not have immediate plans to conduct debt financings or equity offerings at this time. The Company's president funded the Company's operations during the year ended September 30, 2003 with contributed capital and working capital advances; however, no directors, officers or shareholders have committed to fund the Company's operations or to make loans or other financing arrangements available to the Company. There is no assurance that the Company will be successful in its efforts to raise additional working capital or achieve profitable operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cash equivalents and fair value of financial instruments

For the purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents. The Company had no cash equivalents at September 30, 2003.

The carrying amounts of cash and current liabilities approximate fair value due to the short-term maturity of the instruments.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Offering costs

Costs related to common stock offerings are initially deferred until the offering is successfully completed, at which time they are recorded as a reduction of gross proceeds from the offering. If an offering is not successful, the costs are charged to operations at that time.

Start up costs

Costs related to the organization of the Company have been expensed as incurred.

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements



Web site development costs and amortization

The Company capitalizes internal and external costs incurred to develop its web site during the application development stage in accordance with Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized web-site development costs are amortized over an estimated life of three years commencing on the date the software is ready for its intended use. The Company commenced amortizing its web-site development costs on August 15, 2001. Amortization expense totaled $2,083, $8,333, and $11,458 for the years ended September 30, 2003 and 2002, and from March 1, 2001 (inception) through September 30, 2003, respectively.

In addition, the Company adopted the Emerging Issues Task Force Issue No. 00-2 ("EITF 00-2"), "Accounting for Web site Development Costs," during the period ended September 30, 2001. EITF 00-2 requires the implementation of SOP 98-1 when software is used by a vendor in providing a service to a customer but the customer does not acquire the software or the right to use it.

Costs incurred during the operating stage of the web site including training, administration, maintenance, and other costs to operate the web site are expensed as incurred. However, costs incurred during the operating stage that provide additional functions or features and that upgrade or enhance the web site are capitalized.

Following is a schedule of significant costs (capitalized and expensed) related to the web site's development and operation:



                                                                    March 1,
                                                                      2001
                                          Year Ended              (Inception)
                                         September 30,              Through
                                  ----------------------------  September 30,
          Description                2003           2002            2003
--------------------------------- -------------  ------------- --------------
Capitalized:
   Web site development...........$      -       $       -     $      25,000
                                  =============  ============= ==============

Expenses:
   Cost of sales,
      web site hosting............$  2,000       $   1,250     $       4,390
   Web site maintenance...........       -               -            13,478
   Web site wire service .........   1,700           3,000             7,600
                                  -------------  ------------- --------------
      Total web site expenses.....$  3,700       $   4,250     $      25,468
                                  =============  ============= ==============



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


Impairment and disposal of long-lived assets

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements



The Company evaluates the carrying value of its long-lived assets under the provisions of SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". Statement No. 144 requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted future cash flows estimated to be generated by those assets are less than the assets' carrying amount. If such assets are impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying value or fair value, less costs to sell.

Revenue recognition

The Company's revenues are reported in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition." The Company recognizes revenue only after its service has been performed and collectibility of its fee is reasonably assured.

Earnings (loss) per common share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At September 30, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common equivalents outstanding.

Income Taxes

Income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the recorded book basis and the tax basis of assets and liabilities for financial and income tax reporting. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes are also recognized for operating losses that are available to offset future taxable income and tax credits that are available to offset future federal income taxes.

Stock-based compensation

The Company accounts for stock-based employee compensation arrangements in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees" and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." Under APB No. 25, compensation expense is based on the difference, if any, on the date of grant, between the fair value of the Company's stock and the exercise price. The Company accounts for stock issued to non-employees in accordance with the provisions of SFAS No. 123. SFAS 123 requires the fair value based method of accounting for stock issued to non-employees in exchange for services.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements under the provisions of APB 25.

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements




Year-end

The Company operates on a September 30 fiscal year-end.

(2)      Related Party Transactions

An officer contributed office space to the Company for the periods from March 1, 2001 (inception) through August 31, 2001 and from March 1, 2002 through September 30, 2003. The office space was valued at $500 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

An officer contributed administrative services to the Company totaling $1,200 for the year ended September 30, 2003. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which totaled $100 per month based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

During the year ended September 30, 2003, the Company's president contributed working capital of $1,000 to the Company. The contribution was recorded as an increase to additional paid-in capital.

During the year ended September 30, 2003, the Company's president advanced the Company $3,700 for working capital. The advances are non-interest bearing and are due on demand. The loans are included in the accompanying financial statements as Indebtedness to Related Party.

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

(3)      Income Taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate is as follows:


                                                          September 30,
                                                     ----------------------
                                                       2003        2002
                                                     ---------- -----------

    U.S. statutory federal rate......................   15.00%      17.08%
    State income tax rate, net of federal benefit....    3.94%       3.84%
    Contributed rent.................................   -3.62%      -1.05%
    Net operating loss for which no tax
       benefit is currently available................  -15.32%     -19.87%
                                                     ---------- -----------
                                                         0.00%       0.00%
                                                     ========== ===========

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements


At September 30, 2003, the Company's current tax benefit consisted of a net tax asset of $34,364, due to operating loss carryforwards of $166,045, which was fully allowed for, in the valuation allowance of $34,364. The valuation allowance results in deferred tax expense, which offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended September 30, 2003 and 2002, and from March 1, 2001 (inception) through September 30, 2001 totaled $5,785, $13,853 and $14,726, respectively. Net operating loss carryforwards will expire through 2023.

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

(4)      Shareholders' Equity

Preferred stock

The Board of Directors is authorized to issue shares of preferred stock in series and to fix the number of shares in such series as well as the designation, relative rights, powers, preferences, restrictions, and limitations of all such series. The Company had no preferred shares issued and outstanding at September 30, 2002.

Private offering of common stock

During the months from May 2001 through September 2001, the Company conducted an exempt offering whereby it sold 1,000,000 shares of its $.001 par value common stock for $.15 per share pursuant to an exemption from registration claimed under Regulation D and/or Sections 4(2) and 3(b) of the Securities Act of 1933, as amended. The shares were sold through the Company's officers and directors. The Company received net proceeds of $145,000 after deducting offering costs totaling $5,000. The Company relied upon exemptions from registration believed by it to be available under federal and state securities laws in connection with the offering.