Form 10QSB
period 2003-12-31
SPORTS INFORMATION PUBLISHING CORP
filed 2004-02-13
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the Quarterly Period ended: December 31, 2003

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from __________ to ____________


                         Commission file number 0-49972

                     Sports Information & Publishing Corp.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              Colorado                                 84-1579760
  -------------------------------         ------------------------------------
  (State or other jurisdiction of         (I.R.S. Employer Identification No.)
   incorporation or organization)

             1869 W. Littleton Boulevard, Littleton, Colorado 80120
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (303) 738-8994
                           -------------------------
                          (Issuer's telephone number)

                                      N/A
               ---------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]
   -----   ----

As of February 12, 2004, 5,020,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No  [X]
                                                   ----      ----

                      SPORTS INFORMATION & PUBLISHING CORP.


                                      Index

                                                                           Page
                                                                           ----
Part I - FINANCIAL INFORMATION

Item 1.     Condensed Balance Sheet (unaudited) at December 31, 2003        1

            Condensed Statements of Operations (unaudited) for the three months ended December 31, 2003 and 2002 and for the
            period from inception through December 31, 2003                 2

            Condensed Statements of Cash Flows (unaudited) for the three months ended December 31, 2003 and 2002 and for the
            period from inception through December 31, 2003                 3

            Notes to Unaudited Condensed Financial Statements               4

Item 2.     Management's Discussion and Analysis or Plan of Operation       5

Item 3      Controls and Procedures                                         8

Part II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                8

SIGNATURES                                                                  9

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)

                                December 31, 2003



                                     Assets
Cash ......................................................   $     197
                                                              =========


                      Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable and accrued liabilities ..............   $  17,259
    Indebtedness to related party (Note 2) ................       7,490
                                                              ---------
                  Total liabilities .......................      24,749
                                                              ---------

Shareholders' deficit:
    Preferred stock .......................................          --
    Common stock ..........................................       5,020
    Additional paid-in capital ............................     160,500
    Deficit accumulated during development stage ..........    (190,072)
                                                              ---------

                  Total shareholders' deficit .............     (24,552)
                                                              ---------

                                                              $     197
                                                              =========


            See accompanying notes to condensed financial statements


                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                       Condensed Statements of Operations
                                   (Unaudited)



                                                                                      March 1,
                                                                                       2001
                                                        Three Months Ended         (Inception)
                                                            December 31,             Through
                                                   ----------------------------    December 31,
                                                        2003           2002            2003
                                                   -------------    -----------    -----------
Revenue ..........................................   $        --    $       221    $       647
                                                   -------------    -----------    -----------

Expenses:
    Cost of sales ................................            --             --          4,390
    Stock-based compensation (Note 2):
       Organization costs and services ...........            --             --          4,020
    Salaries and payroll taxes ...................            --             --         38,682
    Professional fees ............................         3,360          2,311         68,353
    Web site wire service, hosting and maintenance         3,085            650         24,163
    Rent .........................................            --             --          3,000
    Contributed rent (Note 2) ....................         1,500          1,500         14,000
    Contributed services (Note 2) ................           300             --          1,500
    Amortization .................................            --          2,083         11,458
    Interest expense .............................            --             --            146
    Loss on web site impairment ..................            --         13,542         13,542
    Other ........................................         2,082            299          7,465
                                                   -------------    -----------    -----------
                    Total expenses ...............        10,327         20,385        190,719
                                                   -------------    -----------    -----------

                    Loss before income taxes .....       (10,327)       (20,164)      (190,072)

Income tax provision (Note 3) ....................            --             --             --
                                                   -------------    -----------    -----------

                    Net loss ..................... $     (10,327)   $   (20,164)   $  (190,072)
                                                   =============    ===========    ===========

Basic and diluted loss per share ................. $       (0.00)   $     (0.00)
                                                   =============    ===========

Basic and diluted weighted average
    common shares outstanding ....................     5,020,000      5,020,000
                                                     ===========    ===========




            See accompanying notes to condensed financial statements


                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                   (Unaudited)



                                                                                March 1,
                                                                                 2001
                                                       Three Months Ended    (Inception)
                                                          December 31,          Through
                                                    ----------------------    December 31,
                                                       2003        2002          2003
                                                    ---------    ---------    ----------
                     Net cash used in
                         operating activities ...   $  (3,937)   $  (1,544)   $(128,293)
                                                    ---------    ---------    ---------

Cash flows from investing activities:
    Payment for web site development costs ......          --           --      (25,000)
                                                    ---------    ---------    ---------
                     Net cash used in
                         investing activities ...          --           --      (25,000)
                                                    ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds from promissory note issued to
       an officer ...............................          --           --        5,000
    Repayment of promissory note issued to
       an officer ...............................          --           --       (5,000)
    Proceeds from advances received from
       an officer (Note 2) ......................       3,790           --        7,490
    Working capital contributed by an affiliate .          --        1,000        1,000
    Proceeds from the sale of common stock ......          --           --      150,000
    Payments for offering costs .................          --           --       (5,000)
                                                    ---------    ---------    ---------
                     Net cash provided by
                         financing activities ...       3,790        1,000      153,490
                                                    ---------    ---------    ---------

                         Net change in cash .....        (147)        (544)         197

Cash, beginning of period .......................         344          979           --
                                                    ---------    ---------    ---------

Cash, end of period .............................   $     197    $     435    $     197
                                                    =========    =========    =========

Supplemental disclosure of cash flow information:
    Income taxes ................................   $      --    $      --    $      --
                                                    =========    =========    =========
    Interest ....................................   $      --    $      --    $     146
                                                    =========    =========    =========



             See accompanying notes to condensed financial statements

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                Notes to Unaudited Condensed Financial Statements


(1) Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the rules for Form 10-QSB and the accounting policies in the Company's Form 10-KSB, as filed with the Securities and Exchange Commission, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of December 31, 2003, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

(2) Related Party Transactions

An officer contributed office space to the Company for the periods from March 1, 2001 (inception) through August 31, 2001 and from March 1, 2002 through December 31, 2003. The office space was valued at $500 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

An officer contributed administrative services to the Company totaling $300 for the three months ended December 31, 2003. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which totaled $100 per month based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

During the three months ended December 31, 2003, the Company's president advanced the Company $3,790 for working capital. The advances are non-interest bearing and are due on demand. Advances owed to the president totaled $7,490 at December 31, 2003. The loans are included in the accompanying financial statements as Indebtedness to Related Party.

(3) Income Taxes

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

Item 2. Management's Discussion and Analysis or Plan of Operation.

Introduction

     The following discussion and analysis covers the financial condition of Sports Information & Publishing Corp. ("we" or the "Company") at December 31, 2003, changes in our financial condition since fiscal year end September 30, 2003 and a comparison of our results of operations for the three months ended December 31, 2003 to the same period of the prior fiscal year. This information should be read in conjunction with the other financial information, including financial statements and notes, included in the Company's Form 10-KSB, as filed with the United States Securities and Exchange Commission ("SEC").

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

Results of Operation

     For the three months ended December 31, 2003, we reported a net loss of $10,327, or nil per share. This compares to a loss of $20,164 for the three months ended December 31, 2002. We had no revenue for the quarter ended December 31, 2003 and only negligible revenue in the first quarter of 2002. The results of our business plan have been disappointing, and we are evaluating our options to continue the business.

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

     The football season, on which we rely for our service, ended in January. As a result, we do not expect to generate any additional revenue for the current year. We will use the balance of this year to reevaluate our business plan, including our product offering, our marketing and our target audience.

     Our loss for the three months ended December 31, 2003 was reduced by approximately 50% from the comparable period of the prior fiscal year due to a decrease in expenses. The largest impact on expenses was the absence of any write-off in the first quarter of this year; in the first quarter of last year, we wrote off the remaining investment in our web site, due to an evaluation of the recoverability of that asset. As a result, amortization was reduced to zero in the first quarter of this year, as we had no remaining intangible assets.

     Offsetting the foregoing reductions were increases in professional fees, Web site hosting and other expenses. Professional fees (legal and accounting) increased slightly during the first quarter of this year compared to last year due to the preparation of our annual report for filing with the SEC and the accompanying audit. Web hosting increased as a result of marketing. Finally, other expenses, including stock transfer fees, increased as a result of becoming a publicly traded entity.

     Our current plans to improve operations include expanding our database of subscribers by acquiring additional names from a third party. However, there is no assurance that these efforts will be successful. If we are unable to obtain additional capital, we may be forced to reduce or cease operations. See, -Liquidity and Capital Resources, below.

Liquidity and Capital Resources

     We had substantially no liquidity and a working capital deficit at December 31, 2003 and are dependent on receipt of financing and cash from operations to continue as a going concern. Our working capital position continued to deteriorate from fiscal year end 2003, totaling a deficit of $24,552 at June 30, 2003. That represents a decrease of $8,882 since year-end. Our operations did not provide any cash flow to pay our liabilities, and our only capital was provided as advances from our President. We expect this situation to continue until operations improve or we locate additional sources of financing.

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

     Our limited cash at fiscal year end was reduced even more during the three months ended December 31, 2003. Our operating activities used $3,937 of cash. Financing, in the form of loans by an affiliate, provided $3,790 during the first three months of this year to partially offset this reduction. However, we have numerous accounts payable in arrears and no cash with which to pay them.

     We will continue efforts to locate additional capital. We intend to rely on contributions or advances from our President to bridge our cash requirements for the remainder of the current fiscal year. Failing that, we may investigate an acquisition of additional assets or operations to supplement our existing operations.

Forward-Looking Statements

     This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others:

     - statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of working capital, increased revenues, decreased expenses and avoided expenses and expenditures; and

     - statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts.

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

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of December 31, 2003, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

     (b) There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                           PART II--OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

     (a)  Exhibits: The following exhibits are filed with this report:

               31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

               31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

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


                                   SPORTS INFORMATION & PUBLISHING CORP.


Date: February 12, 2004           By:   /s/ Michael D. Tanner
                                        ----------------------------------------
                                        Michael D. Tanner, Authorized Signatory,
                                        President and Chief Executive Officer