Form 10QSB
period 2004-03-31
SPORTS INFORMATION PUBLISHING CORP
filed 2004-05-20
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: March 31, 2004

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from _____________  to  _____________


                         Commission file number 0-49972

                      Sports Information & Publishing Corp.
                      -------------------------------------
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

                                 (303) 738-8994
                                 --------------
                           (Issuer's telephone number)

                                      N/A
               --------------------------------------------------
              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 17, 2004, 5,020,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:  Yes [ ]   No [X]
                                                    ---      ---

                      SPORTS INFORMATION & PUBLISHING CORP.


                                      Index

                                                                            Page
                                                                            ----
Part I - FINANCIAL INFORMATION

Item 1.     Condensed Balance Sheet (unaudited) at March 31, 2004             1

            Condensed Statements of Operations (unaudited) for the three and six months ended March 31, 2004 and 2003 and for the
            period from inception through March 31, 2004                      2

            Condensed Statements of Cash Flows (unaudited) for the
            six months ended March 31, 2004 and 2003 and for the
            period from  inception through March 31, 2004                     3

            Notes to Unaudited Condensed Financial Statements                 4

Item 2.     Management's Discussion and Analysis or Plan of Operation         5

Item 3      Controls and Procedures                                           7

Part II - OTHER INFORMATION

Item 6.     Exhibits and Reports on Form 8-K                                  8

SIGNATURES                                                                    9

                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                            Condensed Balance Sheet
                                  (Unaudited)

                                 March 31, 2004





                                     Assets
Cash ............................................................     $      78
                                                                      =========


                      Liabilities and Shareholders' Deficit
Liabilities:
    Accounts payable and accrued liabilities ....................     $  13,562
    Indebtedness to related party (Note 2) ......................        12,490
                                                                      ---------
                  Total liabilities .............................        26,052
                                                                      ---------

Shareholders' deficit:
    Preferred stock .............................................            --
    Common stock ................................................         5,020
    Additional paid-in capital ..................................       162,300
    Deficit accumulated during development stage ................      (193,294)
                                                                      ---------

                  Total shareholders' deficit ...................       (25,974)
                                                                      ---------

                                                                      $      78
                                                                      =========



            See accompanying notes to condensed financial statement

                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                       Condensed Statements of Operations
                                  (Unaudited)



                                                                                                          March 1,
                                                                                                           2001
                                                Three Months Ended            Six Months Ended          (Inception)
                                                     March 31,                     March 31,             Through
                                           --------------------------    --------------------------      March 31,
                                               2004           2003           2004            2003          2004
                                           -----------    -----------    -----------    -----------    -----------
Revenue ................................   $        --    $       201    $       341    $       422    $       988
                                           -----------    -----------    -----------    -----------    -----------

Expenses:
    Cost of sales ......................           216            220            628            447          5,018
    Stock-based compensation:
      Organization costs and services ..            --             --             --             --          4,020
    Salaries and payroll taxes .........            --             --             --             --         38,682
    Professional fees ..................         1,029          3,777          5,918          5,788         70,911
    Web site wire service, hosting
      and maintenance ..................            --          2,450          3,085          3,100         24,163
    Rent ...............................            --             --             --             --          3,000
    Contributed rent (Note 2) ..........         1,500          1,500          3,000          3,000         15,500
    Contributed services (Note 2) ......           300            300            600            600          1,800
    Amortization .......................            --             --             --          2,083         11,458
    Interest expense ...................            --             --             --             --            146
    Loss on web site impairment ........            --             --             --         13,542         13,542
    Other ..............................           177             87            659            159          6,042
                                           -----------    -----------    -----------    -----------    -----------
                Total expenses .........         3,222          8,334         13,890         28,719        194,282
                                           -----------    -----------    -----------    -----------    -----------

                Loss before income taxes        (3,222)        (8,133)       (13,549)       (28,297)      (193,294)

Income tax provision (Note 3) ..........            --             --             --             --             --
                                           -----------    -----------    -----------    -----------    -----------

                Net loss ...............   $    (3,222)   $    (8,133)   $   (13,549)   $   (28,297)   $  (193,294)
                                           ===========    ===========    ===========    ===========    ===========

Basic and diluted loss per share ......    $     (0.00)   $     (0.00)   $     (0.00)   $     (0.01)
                                           ===========    ===========    ===========    ===========

Basic and diluted weighted average
    common shares outstanding ..........     5,020,000      5,020,000      5,020,000      5,020,000
                                           ===========    ===========    ===========    ===========





           See accompanying notes to condensed financial statements

                     SPORTS INFORMATION & PUBLISHING CORP.
                         (A Development Stage Company)
                       Condensed Statements of Cash Flows
                                  (Unaudited)





                                                                              March 1,
                                                                               2001
                                                       Six Months Ended     (Inception)
                                                           March 31,          Through
                                                    -----------------------   March 31,
                                                       2004        2003         2004
                                                    ---------   -----------   ---------
                     Net cash used in
                         operating activities ...   $  (9,056)   $  (1,544)   $(133,412)
                                                    ---------    ---------    ---------

Cash flows from investing activities:
    Payment for web site development costs ......          --           --      (25,000)
                                                    ---------    ---------    ---------
                     Net cash used in
                         investing activities ...          --           --      (25,000)
                                                    ---------    ---------    ---------

Cash flows from financing activities:
    Proceeds from promissory note issued to
       an officer ...............................          --           --        5,000
    Repayment of promissory note issued to
       an officer ...............................          --           --       (5,000)
    Proceeds from advances received from
       an officer (Note 2) ......................       8,790           --       12,490
    Working capital contributed by an affiliate .          --        1,000        1,000
    Proceeds from the sale of common stock ......          --           --      150,000
    Payments for offering costs .................          --           --       (5,000)
                                                    ---------    ---------    ---------
                     Net cash provided by
                         financing activities ...       8,790        1,000      158,490
                                                    ---------    ---------    ---------

                         Net change in cash .....        (266)        (544)          78

Cash, beginning of period .......................         344          979           --
                                                    ---------    ---------    ---------

Cash, end of period .............................   $      78    $     435    $      78
                                                    =========    =========    =========

Supplemental disclosure of cash flow information:
    Income taxes ................................   $      --    $      --    $      --
                                                    =========    =========    =========
    Interest ....................................   $      --    $      --    $     146
                                                    =========    =========    =========



            See accompanying notes to condensed financial statements

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A Development Stage Company)
                Notes to Unaudited Condensed Financial Statements


(1)  Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the rules for Form 10-QSB and the accounting policies in the Company's Form 10-KSB for the year ended September 30, 2003, as filed with the Securities and Exchange Commission, and should be read in conjunction with the notes thereto.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim periods presented have been made. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the year.

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of March 31, 2004, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets.

Financial data presented herein are unaudited.

(2)  Related Party Transactions

An officer contributed office space to the Company for the periods from March 1, 2001 (inception) through August 31, 2001 and from March 1, 2002 through March 31, 2004. The office space was valued at $500 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

An officer contributed administrative services to the Company valued at $300 and $600, respectively, for the three and six months ended March 31, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which totaled $100 per month based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

During the six months ended March 31, 2004, the Company's president advanced the Company $8,790 for working capital. The advances are non-interest bearing and are due on demand. Advances owed to the president totaled $12,490 at March 31, 2004. The loans are included in the accompanying financial statements as Indebtedness to Related Party.

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

Item 2. Management's Discussion and Analysis or Plan of Operation.
------------------------------------------------------------------

Introduction

     The following discussion and analysis covers the financial condition of Sports Information & Publishing Corp. ("we" or the "Company") at March 31, 2004, changes in our financial condition since fiscal year end September 30, 2003 and a comparison of our results of operations for the three and six months ended March 31, 2004 to the same periods of the prior fiscal year. This information should be read in conjunction with the other financial information, including financial statements and notes, included in the Company's Form 10-KSB, as filed with the United States Securities and Exchange Commission ("SEC").

     Our business is the operation of a web-based sports information publishing service. We publish a seasonal, weekly electronic football information service that covers college and professional games and related information. This information is published only during the football season, from approximately August to January of each year. Basic information is provided to our subscribers at no cost and serves as potential inducement to subscribe for our premium service; we charge a fee for more detailed information about selected games. To date, our revenue has been insignificant and we are considered to be in the development stage under relevant accounting principles.

     Our common stock was accepted for quotation on the OTC Bulletin Board in the quarter ended March 31, 2004. In our opinion, this will enhance our ability to raise capital or expand our business operations.

Results of Operation

     For the three months ended March 31, 2004, we reported a net loss of $3,222, or nil per share. This compares to a loss of $8,133 for the three months ended March 31, 2003. Results for the six months ended March 31, 2004 and 2003 were a loss of $13,549 and $28,297, respectively. We had no revenue for the quarter ended March 31, 2004 and only negligible revenue in the first quarter of 2004 or the first six months of 2003. The results of our business plan have been disappointing, and we are evaluating our options to continue the business.

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

     Our loss for the three months ended March 31, 2004 was reduced by approximately 60% from the comparable period of the prior fiscal year due to a decrease in expenses. The corresponding decrease for the six months of 2004 compared to 2003 was 52%. Professional fees and website hosting expenses were reduced from the second quarter of 2003 to the corresponding period of 2004. The largest impact on expenses was six month periods was the absence of any write-off in the first half of this year; in the first half of last year, we wrote off the remaining investment in our web site, due to an evaluation of the recoverability of that asset. As a result, amortization was reduced to zero in the first half of this year, as we had no remaining intangible assets.

     Our current plans to improve operations include (i) raising more capital and expanding our database of subscribers by acquiring additional names from a third party or (ii) exploring other business opportunities. However, there is no assurance that these efforts will be successful. If we are unable to obtain additional capital, we may be forced to reduce or cease operations. See, -Liquidity and Capital Resources, below.

Liquidity and Capital Resources

     We had substantially no liquidity and a working capital deficit at March 31, 2004 and are dependent on receipt of financing from outside sources and cash from operations to continue as a going concern. Our working capital position continued to deteriorate from fiscal year end 2003, totaling a deficit of $25,974 at March 31, 2004. That represents a decrease of $9,951 since year-end. Our operations did not provide any cash flow to pay our liabilities, and our only capital was provided by advances from our President. We expect this situation to continue until operations improve or we locate additional sources of financing.

     We are not currently a candidate for debt financing, due to our extremely limited operations, lack of cash flow and assets. Historically, we relied on a single private placement of our common stock and temporary financing from our officers for cash flow. We hope our status as a SEC-registered entity and the admission of our stock for quotation on the OTCBB will facilitate additional equity financing. However, we have no commitments for such financing, and none is assured in the future.

     Our limited cash at fiscal year end was reduced even more during the six months ended March 31, 2004. Our operating activities used $9,056 of cash. Financing, in the form of loans by an affiliate, provided $8,790 during the first six months of this year to partially offset this reduction. However, we have numerous accounts payable in arrears and no cash with which to pay them.

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

Item 3.  Controls and Procedures

     (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of March 31, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

     (b) There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


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


                      SPORTS INFORMATION & PUBLISHING CORP.


Date: May 19, 2004                By:  /s/ Michael D. Tanner
                                       ----------------------------------------
                                       Michael D. Tanner, Authorized Signatory,
                                       President and Chief Executive Officer