Form 10QSB
period 2004-06-30
SPORTS INFORMATION PUBLISHING CORP
filed 2004-08-24
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington D.C. 20549

                                   FORM 10-QSB

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

     For the Quarterly Period ended: June 30, 2004

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


                         Commission file number 0-49972

                      Sports Information & Publishing Corp.
                      -------------------------------------
        (Exact name of small business issuer as specified in its charter)


           Colorado                                      84-1579760
------------------------------              ------------------------------------
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


Check whether the registrant (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing
requirements for the past 90 days.   Yes [X ] No [_]

As of August 10, 2004, 5,020,000 shares of common stock were outstanding.

Transitional Small Business Disclosure Format:
Yes [ ] No [X]

                      SPORTS INFORMATION & PUBLISHING CORP.

Index                                                                       Page
                                                                            ----

Part I.  FINANCIAL INFORMATION

Item 1.  Financial Statements
         Condensed Balance Sheet (unaudited) at June 30, 2004                 1
         Condensed Statements of Operations (unaudited) for the three and nine months ended June 30, 2004 and 2003 and for the period from inception through June 30, 2004
         Condensed Statements of Cash Flows (unaudited) for the nine months ended June 30, 2004 and 2003 and for the period from inception through June 30, 2004
         Notes to Unaudited Condensed Financial Statements

Item 2. Management's Discussion and Analysis or Plan of Operation

Item 3. Controls and Procedures

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Changes in Securities and Small Business Issuer
        Purchases of Equity Securities

Item 3. Defaults Upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits and Reports on Form 8-K

SIGNATURES

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                             CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                  JUNE 30, 2004

                                     ASSETS

Cash ................................................................ $      14
                                                                      =========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

Liabilities:
  Accounts payable and accrued liabilities .......................... $  13,741
  Indebtedness to related party (Note 2) ............................    13,690
                                                                      ---------
          Total liabilities..........................................    27,431
                                                                      ---------

Shareholders' deficit:
  Preferred stock ...................................................        --
  Common stock ......................................................     5,020
  Additional paid-in capital ........................................   164,100
  Deficit accumulated during development stage ......................  (196,537)
                                                                      ---------
          Total shareholders' deficit................................   (27,417)
                                                                      ---------
                                                                      $      14
                                                                      =========


           See accompanying notes to condensed financial statements.

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                                  MARCH 1,
                                                                                                    2001
                                         THREE MONTHS ENDED             NINE MONTHS ENDED        (INCEPTION)
                                              JUNE 30,                      JUNE 30,               THROUGH
                                     --------------------------    --------------------------      JUNE 30,
                                         2004           2003           2004           2003           2004
                                     -----------    -----------    -----------    -----------    -----------
Revenue ..........................   $        --    $        --            341    $       422    $       988
                                     -----------    -----------    -----------    -----------    -----------
Expenses:
  Cost of sales ..................            --             --            628          2,000          5,018
  Stock-based compensation:
    Organization costs and
      services ...................            --             --             --             --          4,020
  Salaries and payroll taxes .....            --             --             --             --         38,682
  Professional fees ..............         1,309            756          7,227          6,544         72,220
  Web site wire service, hosting
    and maintenance ..............           110            165          3,195          1,265         24,273
  Rent ...........................            --             --             --             --          3,000
  Contributed rent (Note 2) ......         1,500          1,500          4,500          4,500         17,000
  Contributed services (Note 2) ..           300            300            900            900          2,100
  Amortization ...................            --             --             --          2,083         11,458
  Interest expense ...............            --             --             --             --            146
  Loss on web site impairment ....            --             --             --         13,542         13,542
  Other ..........................            24            139            683            745          6,066
                                     -----------    -----------    -----------    -----------    -----------
        Total expenses ...........         3,243          2,860         17,133         31,579        197,525
                                     -----------    -----------    -----------    -----------    -----------
        Loss before income
          taxes ..................        (3,243)        (2,860)       (16,792)       (31,157)      (196,537)

Income tax provision (Note 3) ....            --             --             --             --             --
                                     -----------    -----------    -----------    -----------    -----------
        Net loss .................   $    (3,243)   $    (2,860)       (16,792)   $   (31,157)   $  (196,537)
                                     ===========    ===========    ===========    ===========    ===========
Basic and diluted loss per share .   $     (0.00)   $        --    $     (0.00)   $     (0.01)
                                     ===========    ===========    ===========    ===========
Basic and diluted weighted average
  common shares outstanding ......     5,020,000      5,020,000      5,020,000      5,020,000
                                     ===========    ===========    ===========    ===========


           See accompanying notes to condensed financial statements.

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                       MARCH 1,
                                                                                         2001
                                                               NINE MONTHS ENDED      (INCEPTION)
                                                                    JUNE 30,            THROUGH
                                                             ----------------------     JUNE 30,
                                                                2004         2003         2004
                                                             ---------    ---------    ---------
               Net cash used in
                  operating activities ...................   $ (12,120)   $  (3,654)   $(136,476)
                                                             ---------    ---------    ---------
Cash flows from investing activities:
   Payment for web site development costs ................          --           --      (25,000)
                                                             ---------    ---------    ---------
               Net cash used in
                  investing activities ...................          --           --      (25,000)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
   Proceeds from promissory note issued to
      an officer .........................................          --           --        5,000
   Repayment of promissory note issued to
      an officer .........................................          --           --       (5,000)
   Proceeds from advances received from
      an officer (Note 2) ................................       9,990        1,600       13,690
   Working capital contributed by an affiliate ...........       1,800        1,250        2,800
   Proceeds from the sale of common stock.................          --           --      150,000
   Payments for offering costs ...........................          --           --       (5,000)
                                                             ---------    ---------    ---------
               Net cash provided by
                  financing activities ...................      11,790        2,850      161,490
                                                             ---------    ---------    ---------
               Net change in cash ........................        (330)        (804)          14

Cash, beginning of period ................................         344          979           --
                                                             ---------    ---------    ---------
Cash, end of period.......................................   $      14    $     175    $      14
                                                             =========    =========    =========
Supplemental disclosure of cash flow information:
   Income taxes ..........................................   $      --    $      --    $      --
                                                             =========    =========    =========
   Interest ..............................................   $      --    $      --    $     146
                                                             =========    =========    =========


           See accompanying notes to condensed financial statements.

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

The Company is in the development stage in accordance with Statements of Financial Accounting Standards (SFAS) No. 7 "Accounting and Reporting by Development Stage Enterprises". As of June 30, 2004, the Company has devoted substantially all of its efforts to financial planning, raising capital and developing markets. On July 30, 2004, the Company closed a Share Exchange Agreement with Hall Effect Medical Products, Inc., which resulted in a change in control (see Note 4).

Financial data presented herein are unaudited.

(2)      RELATED PARTY TRANSACTIONS

An officer contributed office space to the Company for the periods from March 1, 2001 (inception) through August 31, 2001 and from March 1, 2002 through June 30, 2004. The office space was valued at $500 per month based on the market rate in the local area and is included in the accompanying financial statements as rent expense with a corresponding credit to contributed capital.

An officer contributed administrative services to the Company valued at $300 and $900, respectively, for the three and nine months ended June 30, 2004. The time and effort was recorded in the accompanying financial statements based on the prevailing rates for such services, which totaled $100 per month based on the level of services performed. The services are reported as contributed services with a corresponding credit to additional paid-in capital.

During the nine months ended June 30, 2004, the Company's president advanced the Company $9,990 for working capital. The advances are non-interest bearing and are due on demand. Advances owed to the president totaled $13,690 at June 30, 2004. The loans are included in the accompanying financial statements as Indebtedness to Related Party.

(3)      INCOME TAXES

The Company records its income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during all periods presented resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

(4)      SUBSEQUENT EVENT - SHARE EXCHANGE AGREEMENT

On July 30, 2004, the Company acquired 100 percent of the capital stock of In Vivo Medical Diagnostics Inc. ("In Vivo") (formerly known as Hall Effect Medical Products Inc.), a Delaware corporation, in exchange for an aggregate of 34,343,662 shares of the Company's 4% voting preferred stock and 38,636,620 shares of the Company's common stock. As a result of the share exchange, In Vivo became the Company's wholly-owned

                      SPORTS INFORMATION & PUBLISHING CORP.
                          (A DEVELOPMENT STAGE COMPANY)
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS


subsidiary and changed its name from Hall Effect Medical Products Inc. to its current name In Vivo Medical Diagnostics Inc.

In connection with the share exchange, the Company:

     1. issued to the former shareholders of In Vivo, an aggregate of 34,343,662 shares of the Company's 4% voting redeemable convertible preferred stock;

     2. issued to the former shareholders of In Vivo, an aggregate of 38,636,620 shares of the Company's common stock;

     3. issued 3,219,718 additional shares of the Company's common stock to holders of $500,000 of promissory notes issued by In Vivo's wholly owned subsidiaries Hall Effect Technologies Ltd. and Jopejo Ltd. in exchange for the cancellation of such notes; which notes were originally convertible into 750,000 shares of In Vivo common stock; and

     4. agreed to cause the resignation of all current members of the Company's board of directors and appoint new directors as designated by certain shareholders or affiliates of In Vivo.

Each full share of the Company's 4% preferred stock is convertible at any time after October 31, 2005, at the option of the holder, into one full share of the Company's common stock. The shares of 4% preferred stock vote, together with the Company's outstanding common stock on an "as converted" basis, at any regular or special meeting of the Company's stockholders called for the purpose of electing directors of the Company or to vote on any other matter requiring shareholder approval under Colorado corporate law. Assuming conversion of all of the Company's shares of 4% preferred stock, the 76,200,000 shares of common stock issued and issuable to the former security holders of In Vivo and its subsidiaries represent approximately 88.4 percent of the Company's fully diluted common stock.

The foregoing transaction constitutes a change in control of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation

Introduction

         The following discussion and analysis covers the financial condition of Sports Information & Publishing Corp. ("we" or the "Company") at June 30, 2004, changes in our financial condition since fiscal year end September 30, 2003 and a comparison of our results of operations for the three and nine months ended June 30, 2004 to the same periods of the prior fiscal year. This information should be read in conjunction with the other financial information, including financial statements and notes, included in the Company's Form 10-KSB, as filed with the United States Securities and Exchange Commission ("SEC").

As of the end of the period covered by this report, our business was the operation of a web-based sports information publishing service. We published a seasonal, weekly electronic football information service that covered college and professional games and related information. This information was published only during the football season, from approximately August to January of each year. Basic information was provided to our subscribers at no cost and served as potential inducement to subscribe for our premium service; we charged a fee for more detailed information about selected games. As of the end of the period covered by this report, our revenue has been insignificant and we were considered to be in the development stage under relevant accounting principles.

On July 30, 2004, we acquired 100 percent of the capital stock of In Vivo Medical Diagnostics Inc. ("In Vivo") (formerly known as Hall Effect Medical Products Inc.), a Delaware corporation, in exchange for an aggregate of 34,343,662 shares of our 4% voting preferred stock and 38,636,620 shares of our common stock. As a result of the share exchange, In Vivo became our wholly-owned subsidiary and changed its name from Hall Effect Medical Products Inc. to its current name In Vivo Medical Diagnostics Inc.

In Vivo is the sole owner of two companies incorporated under the laws of the United Kingdom and based in Inverness, Scotland - Hall Effect Technologies Ltd. ("HET") and Jopejo Ltd. HET and Jopejo are developing a group of medical diagnostic products for personal and professional use. These products are based on technology that utilizes the "Hall Effect" phenomenon discovered over 100 years ago, for which In Vivo scientists are currently developing practical applications. HET is in the final development stages of groundbreaking medical devices for measuring levels of blood coagulation and other applications for the cardio-vascular market. Other medical applications being addressed by HET's patented technology include the measuring of blood sugar levels for the diabetes market and other conditions where measuring and imaging is essential. HET has a substantial patent portfolio relating to its technology. Jopejo has developed a patented pregnancy monitoring technology, and is also in the late stages of developing new and better monitoring devices that utilize signal processing for the late-term pregnancy market.

Our common stock was accepted for quotation on the OTC Bulletin Board in the quarter ended March 31, 2004. In our opinion, this will enhance our ability to raise capital or expand our business operations.

Results of Operation

         For the three months ended June 30, 2004, we reported a net loss of $(3,243), or nil per share. This compares to a loss of $(2,860) for the three months ended June 30, 2003. Results for the nine months ended June 30, 2004 and 2003 were a loss of $(16,792) and $(31,157), respectively. We had no revenue for the quarters ended June 30, 2004 and March 31, 2004 and only negligible revenue in the first quarter of 2004 and the first nine months of 2003. As of the end of the period covered by this report, our revenue was dependent on the sale of our premium information services to subscribers. Our business plan contemplated marketing our service through e-mail contact to a database of potential subscribers. Due primarily to our limited working capital, we were unable to engage in any form of traditional marketing or advertising. Accordingly, our revenue was insignificant. We were unable to predict with any degree of certainty when this situation might change. Because the results of our business plan had been disappointing, we evaluated our options to continue the business and decided to acquire 100 percent of the capital stock of In Vivo, which was consummated on July 30, 2004.

         Our loss for the three months ended June 30, 2004 was increased by approximately 113% from the comparable period of the prior fiscal year due to an increase in expenses. Our loss for the nine months ended June 30, 2004 was decreased by approximately 54% from the comparable period of the prior fiscal year due to a decrease in expenses during the period. Professional fees and website hosting expenses were increased from the third quarter of 2003 to the corresponding period of 2004. The largest impact on expenses for the nine month periods was the absence of any write-off in the first half of this year; in the first half of last year, we wrote off the remaining investment in our web site due to an evaluation of the recoverability of that asset. As a result, amortization was reduced to zero in the first half of this year, as we had no remaining intangible assets.

Our current plans as of the end of the period covered by this report was to improve operations by raising more capital and expanding our database of subscribers by acquiring additional names from a third party or exploring other business opportunities. Management decided that it was in the best interests of the shareholders that we acquire 100 percent of the capital stock of In Vivo, which was consummated on July 30, 2004.

Liquidity and Capital Resources

We had substantially no liquidity and a working capital deficit at June 30, 2004 and were dependent on receipt of financing from outside sources and cash from operations to continue as a going concern. Our working capital position continued to deteriorate from fiscal year end 2003, totaling a deficit of $(27,417) at June 30, 2004. That represents an increase of $11,392 since fiscal 2003 year end. Our operations did not provide any cash flow to pay our liabilities, and our only capital was provided by advances from our President. Prior to our share exchange with the security holders of In Vivo, we expected this situation to continue until operations improved or we located additional sources of financing. As a result of In Vivo becoming our wholly owned subsidiary, we expect that our liquidity will improve as In Vivo introduces its products into the market. We cannot assure you, however, that In Vivo will provide the liquidity and capital resources that we need.

As of the end of the period covered by this report, we were not a candidate for debt financing due to our extremely limited operations, lack of cash flow and assets. Historically, we relied on a single private placement of our common stock and temporary financing from our officers for cash flow. We hope that our status as a SEC-registered entity, the admission of our stock for quotation on the OTCBB and our acquisition of In Vivo will facilitate additional equity financing. However, we have no commitments for such financing, and none is assured in the future.

Our limited cash at fiscal year end was reduced even more during the nine months ended June 30, 2004. Our operating activities used $12,120 of cash for the nine months ended June 30, 2004. Financing, in the form of loans by an affiliate, provided $9,990 during the first nine months of 2004 to partially offset this reduction. However, as of the end of the period covered by this report, we had numerous accounts payable in arrears and no cash with which to pay them.

We will continue efforts to locate additional capital. We intend to rely on the operations of our new wholly owned subsidiary In Vivo and contributions or advances from our President to bridge our cash requirements for the remainder of the current fiscal year.

                           Forward-Looking Statements

This Form 10-QSB contains or incorporates by reference "forward-looking statements," as that term is used in federal securities laws, about our financial condition, results of operations and business. These statements include, among others: statements concerning the benefits that we expect will result from our business activities and certain transactions that we contemplate or have completed, such as receipt of working capital, increased revenues, decreased expenses and avoided expenses and expenditures; and statements of our expectations, beliefs, future plans and strategies, anticipated developments and other matters that are not historical facts. These statements may be made expressly in this document or may be incorporated by reference to other documents that we will file with the SEC. You can find many of these statements by looking for words such as "believes," "expects," "anticipates," "estimates" or similar expressions used in this report or incorporated by reference in this report. These forward-looking statements are subject to numerous assumptions, risks and uncertainties that may cause our actual results to be materially different from any future results expressed or implied by us in those statements. Because the statements are subject to risks and uncertainties, actual results may differ materially from those expressed or implied. We caution you not to put undue reliance on these statements, which speak only as of the date of this report. Further, the information contained in this document or incorporated herein by reference is a statement of our present intention and is based on present facts and assumptions, and may change at any time and without notice, based on changes in such facts or assumptions. The important factors that could prevent us from achieving our stated goals and objectives include, but are not limited to, those set forth in our other reports filed with the SEC and the following: the extent and duration of the current economic downturn, especially in the Colorado market; our ability to raise additional capital, as it may be affected by current conditions in the stock market and competition in our industry for risk capital; our costs and the pricing of our products and services; our ability to identify, finance and integrate acquisitions; and volatility of our stock price. We undertake no responsibility or obligation to update publicly these forward-looking statements, but may do so in the future in written or oral statements. Investors should take note of any future statements made by or on our behalf.


Item 3. Controls and Procedures

         (a) We maintain a system of controls and procedures designed to provide reasonable assurance as to the reliability of the financial statements and other disclosures included in this report. As of June 30, 2004, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, management has evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective in timely alerting them to material information required to be included in our periodic filings with the SEC.

         (b) There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II--OTHER INFORMATION

Item 1. Legal Proceedings

Not applicable.

Item 2. Changes in Securities and Small Business Issuer Purchases of Equity Securities

Not applicable.

Item 3. DEFAULT UPON SENIOR SECURITIES

Not applicable.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

Item 5. OTHER INFORMATION

Not applicable.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits: The following exhibits are filed with this report:

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended.

32     Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

         Form 8-K filed with the Commission on July 14, 2004 containing a press release announcing the agreement to acquire In Vivo Medical Diagnostics Inc. ("In Vivo") (formerly known as Hall Effect Medical Products Inc.)

         Form 8-K filed with the Commission on August 10, 2004 containing in Items 1, 2, 5 and 7 a discussion of the consummation of the acquisition In Vivo Medical Diagnostics Inc. ("In Vivo") (formerly known as Hall Effect Medical Products Inc.)

            (The Remainder of This Page Was Intentionally Left Blank)

                                   SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SPORTS INFORMATION & PUBLISHING CORP.


Date: August 23, 2004              By: /s/ Jonathan Fuller
                                           ------------------------------------
                                           Jonathan Fuller,
                                           Chief Executive Officer