Form 10KSB
period 2004-07-31
IN VIVO MEDICAL DIAGNOSTICS, INC.
filed 2005-02-03
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: July 31, 2004
                                               -------------

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 ----------------------------------------------
                 (Name of small business issuer in its charter)


===============================================================================
         Colorado                    000-49972                  84-1579760
-------------------------------------------------------------------------------
(State or other jurisdiction   (Commission File Number)        (IRS Employer
    of incorporation)                                        Identification No.)
===============================================================================

     The Green House, Beechwood Business Park North,
                   Inverness, Scotland                         IV2 3BL
     -------------------------------------------------        ----------
        (Address of principal executive offices)              (Zip Code)

                 Issuer's telephone number: 011 44-1463-667-347
                                            -------------------

      Securities registered under Section 12 (b) of the Exchange Act: NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                     Common Stock, par value $.001 per share

     Check whether the issuer (1) has filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                            Yes [X]    No [_]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

     State the issuer's revenues for the most recent fiscal year: $760,857

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. As of February 2, 2005: $9,000,000

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,376,686 shares of common stock, $.001 par value per share, as of February 2, 2005.

     Transitional Small Business Disclosure Format (check one): Yes [_]   No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS...........................................1
Item 2.     DESCRIPTION OF PROPERTY..........................................15
Item 3.     LEGAL PROCEEDINGS................................................15
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............15


                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........15
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........16
Item 7.     FINANCIAL STATEMENTS.............................................13
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................13
Item 8A.    CONTROLS AND PROCEDURES..........................................13


                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT.......14
Item 10.    EXECUTIVE COMPENSATION...........................................15
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................16
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................17
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................18
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................19

SIGNATURES  .................................................................20

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

General Overview
----------------

In Vivo Medical Diagnostics, Inc. (formerly Sports Information and Publishing Corp.) (the "Company") is engaged in the development of lateral applications of novel measurement techniques in medical devices with `near-patient' (i.e. point of care) testing applications.

History
-------

On July 30, 2004, the security holders of Hall Effect Medical Products, Inc. consummated the transactions contemplated by a share exchange agreement (the "Share Exchange Agreement"), dated as of June 30, 2004, by and among Sports Information and Publishing Corp. (the "Company"), Michael D. Tanner, HEMP Trustees Limited, as the corporate trustee of the HEMP Employment Benefit Trust, John Fuller, Brian Cameron, Westek Limited, and the security holders of Hall Effect Medical Products, Inc. As a result of the exchange, Hall Effect Medical Products, Inc. became our wholly owned subsidiary and changed its name to In Vivo Medical Diagnostics, Inc. ("In Vivo DE").

Thereafter, the parties to the Share Exchange agreed to amend the terms of the agreement to correct certain information regarding (i) the number of shares issued in connection with the transactions contemplated by the agreement, and
(ii) the capitalization of the Company both before and after the transactions contemplated by the agreement.

Pursuant to the Share Exchange, as amended, the Company:

     o Increased its authorized capital stock to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock;

     o issued to the former holders of 8,000,000 shares of In Vivo DE preferred stock, an aggregate of 34,343,662 shares of our 4% voting redeemable convertible preferred stock (the "4% Preferred Stock");

     o issued to the former holders of shares of In Vivo DE common stock, an aggregate of 38,636,453 shares of our common stock;

     o issued 1,636,233 additional shares of our common stock to holders of $467,495 of promissory notes, issued by In Vivo DE's wholly owned subsidiaries, Hall Effect Technologies Ltd. and Jopejo Ltd., in exchange for the cancellation of such notes; and

     o    agreed to cause the resignation of all current members of our board of
          directors   and  appoint  new   directors  as  designated  by  certain
          shareholders or affiliates of In Vivo DE.

Each full share of the Company's 4% Preferred Stock is convertible at any time after October 31, 2005, at the option of the holder, into one full share of our common stock. The shares of 4% Preferred Stock vote, together with our outstanding common stock on an "as converted" basis, at any regular or special meeting of our stockholders called for the purpose of electing directors of our company or to vote on any other matter requiring shareholder approval under Colorado corporate law.

As a result of the transactions and share issuances completed in connection with the Share Exchange, the Company's capitalization is as follows:

     o    51,376,686 shares of common stock;
     o    34,343,662 shares of 4% Preferred Stock; and
     o    options to purchase 9,659,154 shares of Common Stock.

Our Subsidiaries
----------------

We have two wholly owned subsidiaries, IVMD(UK) Ltd. ("IVMD") and Jopejo Ltd. ("Jopejo"), both of which are incorporated under the laws of England and Wales and based in Inverness, Scotland.

IVMD(UK) was formed in August 2004 from Hall Effect Technologies Ltd ("HET") who had built a platform of patents from which to exploit unique commercial applications. HET's operations were, historically, funded in part from development contracts and government grants, with a majority of funding provided by its previous major shareholder, Abacus. The controlling interest of Jopejo Ltd, a biotech research company utilizing similar development techniques, was purchased by Abacus and the operations of the companies merged to achieve development savings.

The fundamental premise is in the transfer of measurement technology, the principles of which are known and established in the world of physical science, into medical devices with global near-patient applications. This is done through the creation of novel, patented methods and apparatus for which IVMD is the sole owner of the intellectual property. One application, forecast to generate royalty revenues from 2005 onwards, is in the final phase of development with route-to-market secured through a major distributor.

Products and Services
---------------------

We currently have applied for eleven patents (see table below), from granted to pending, covering the generic application of our products and technology. We are currently working on a number of additional patents for submission during the next year. We have engineered prototypes on three distinct products: We have allowed two additional patents to lapse because we believe that they are no longer core to our business and have no commercial value for us.

     o a prothrombin device for measuring the clotting or coagulation time of blood in patients at risk of heart disease and stroke - a critical measurement for a condition affecting millions worldwide

     o a suite of products for fetal heart monitoring and predicting the onset of labor several weeks in advance of the commencement of labor pains

     o a device to establish proof of principle, and a prototype to demonstrate a low cost and non-harmful alternative to conventional X-ray imaging

We have also established the concept and are developing proof of principle for other low-cost and safe magnetic detection systems for additional applications, including:

     o a minimally-invasive, rapid and accurate system for detection of compounds within blood

     o a non-invasive glucose monitoring system for diabetics which can be merely clipped to a patient's ear lobe (or other area with blood rich tissue) and, without taking blood from the patient, will measure levels of glucose in the blood;

     o    a rapid, non-invasive monitoring device for osteoporosis

     o    a surgical instrument positioning system.

The initial commercial product was a computer input device based on our patented technology, known as the "Evomouse," which was developed to the point of sale. Although the initial response in the computer peripheral press was very encouraging, we determined that this device is non-core to the future of our business. Accordingly, we discontinued production and are seeking to sell or license rights to the "Evomouse." We have recently entered into discussions for this product with a group of private investors from the U.S.

Services
--------

We have built a successful reputation for delivering rapid prototype and production development programs. Using skilled managers with experience transferable from other industrial sectors, we can take our concept applications to prototype and even production release stage, in timescales vastly shorter than conventional project management would suggest.

Commercial Arrangements
-----------------------

We have entered into a development contract and license agreement for our prothrombin blood clotting measuring device with Inverness Medical Innovations, Inc (IMA - Amex) (`IMI'), located in Boston, MA. The development contract contributes over $2 million, over an 18-month period, and culminates in the delivery of the initial batch of units for market launch during calendar year 2005.

Thereafter, under our agreement with IMI, we will grant an exclusive, worldwide license to IMI for the use of our technology to produce and market a prothrombin blood clotting measuring device for which we will receive a royalty equal to 2% of all net sales of such device.

We, along with our industry partners, expect to commence the production and commercial sale of our prothrombin time blood clotting measuring device, in the first half of 2005, respectively.

In September 2001, we entered into a letter of intent with Rosti (UK) Ltd., a subsidiary of AP M0ller, which is a high quality plastics and electronics supplier to the medical industry, located in Copenhagen, Denmark, for research into the exploitation of additional commercial product applications of our monitoring systems with their customer base, which includes Sony Ericsson, Nokia, Aventis, GlaxoSmithKlein and Maersk Medical.

In addition, our glucose monitoring technology has been examined by Novo Nordisk (Denmark), the world's largest supplier of insulin for diabetics, which has expressed that it will enter into a commercial agreement with us when we are able to demonstrate proof of principle in blood.

Product Descriptions
--------------------

The table set forth below briefly describes our key products, their applications and advantages over current technology and products.


------------------------------ ---------------------- ------------------------ ------------------------
          Technology                  Product           Key Applications/            Advantage
                                                             Market
------------------------------ ---------------------- ------------------------ ------------------------
          Blood analyte        Prothrombin blood      Minimally-invasive,      Small, cheap device
          measurement          clotting measuring     accurate and safe,       with rapid measurement
                               device                 characteristic           using world leading
                                                      measuring device for     blood sample size
                                                      heart attack and
                                                      stroke sufferers
------------------------------ ---------------------- ------------------------ ------------------------

          Fetal heart rate     Consumer and           Reliable at-home and     Small, external
          monitor              professional  medical  professional-medical     device. Reliable
                               fetal well being       heart rate monitor for   detection and
                               monitor                unborn babies            continuous signal
                                                                               display. Ease of use.
                                                                               Current professional
                                                                               medical devices are
                                                                               unreliable.  No device
                                                                               capable of untrained
                                                                               use exists.  Device
                                                                               can be produced at
    IN DEVELOPMENT                                                             significantly less
                                                                               cost than current
                                                                               in-market devices.
------------------------------ ---------------------- ------------------------ ------------------------



------------------------------ ---------------------- ------------------------ ------------------------
          Technology                  Product           Key Applications/            Advantage
                                                             Market
------------------------------ ---------------------- ------------------------ ------------------------
          Labor predictor      Predictor of labor     Accurate prediction of   High negative and
                               onset                  onset of labor from 6    positive predictive
                                                      weeks out.  Consumer     success. Ease of use.
                                                      device for maternity     No competition exists
                                                      planning                 either in professional
                                                      In hospital,             medical or consumer
                                                      professional care for    markets
                                                      mothers identified
                                                      at-risk for pre-term
                                                      delivery.
------------------------------ ---------------------- ------------------------ ------------------------

          Blood analyte        Blood glucose monitor  Non-invasive, accurate   Small, inexpensive
          measurement                                 and safe, glucose (and   device with rapid
                                                      other) concentration
                                                      continuous bulk
    IN RESEARCH                                       measuring device
                                                      measurement
------------------------------ ---------------------- ------------------------ ------------------------

          Medical imaging      Digital scanning       Non-invasive, safe,      Small and portable,
                               machine                high quality             cheap, continuous
    IN RESEARCH                                       alternative to 2D        display.  No ionizing
                                                      X-ray scanning           radiation.
------------------------------ ---------------------- ------------------------ ------------------------

          Bone density monitor Osteoporosis detection Non-invasive instant     No ionizing
                               and monitoring device  display of bone          radiation.  Cheap and
    IN RESEARCH                                       mineral density for      accurate
                                                      osteoporosis patients
------------------------------ ---------------------- ------------------------ ------------------------

          Internal Surgery     In- theatre detection  Safe and accurate 3D     Alternative to low
                               system                 positioning of           power X-rays, use with
    IN RESEARCH                                       instruments and probes   tomography
                                                      during surgery
------------------------------ ---------------------- ------------------------ ------------------------

The advantages of our technology can be summarized as follows:

     o our devices represent the transfer of known technology from physics to medicine
     o    our   technology   can  measure   non-invasively   or  with  very  low
          analyte/sample size;
     o    the magnetic fields applied to human use are benign and safe;
     o our devices can be produced and sold at a much lower cost than most competitive products
     o    our devices give `next generation' technical superiority by:
          o    operating  from  direct  current  to  high  alternating   current
               frequencies;
          o    measuring very low levels of displacement; and
          o    working with low level magnetic fields

Marketing Strategy

Our strategy is to maximize the novel use of transferable techniques, exploit our core skills to build a solid intellectual property platform and optimize our exit timing for each appropriate application of the technology to maximize shareholder value.

For each product or group of products we have sought partners who can:

     o    help us identify the market and commercial opportunity;
     o    contribute to the research and development program; and
     o    be the ultimate manufacturer and/or distributor of the end product.

Recent Achievements

Since June 2001, our management team has achieved the following:

     o Focused development of our technology to create value around a portfolio of linked biomedical products, with enormous potential global market applications.

     o Demonstrated the ability to develop a new, novel product from concept to manufacturing in China, with the establishment of marketing and distribution channels.

     o Created a core skills base suited to the science and fast track commercialization of these projects.

     o Created a network of specialists to allow rapid, low overhead delivery of solutions.

     o Focused research programs delivering proof of principle on the biomedical applications of the Hall Effect.

     o Established a licensing and distribution agreement, and initiated letters of intent and negotiations with major biomedical companies leading to up to 16 separate product opportunities.

     o Two of our eleven core patents have been granted and the remaining nine are pending. We are currently working on additional patent applications and filings using the Hall Effect (discussed below) and other transferable technologies to niche exploitation areas.

     o Secured capital investment from the UK government via the Inverness and Nairn Enterprise Regional Development Board which has taken equity and guaranteed a program to provide partial funding for three major development programs.

     o Started two PhD. Research programs at Strathclyde University in Glasgow, Scotland to further our research in non-invasive analyte measurement.

Scientific Platform
-------------------

The Hall Effect and Magnetic Systems

We have unique expertise with the Hall Effect as applied to medical applications. The Hall Effect is a physical principle that was discovered in 1875, but whose applications were not fully utilized until the introduction of modern high sensitivity and custom-made semiconductors and contemporary computer processing power.

The definition of the Hall Effect is the generation of an electric potential perpendicular to both an electric current flowing along a conducting material and an external magnetic field applied at right angles to the plane containing the current and Hall field.

We have pioneered the use of Hall Effect devices in highly sensitive proportional measurement, exploiting their ability to measure to extremely high levels of accuracy in many environments. We have combined this basic technology with magnetic system design and digital signal processing to create non-invasive measurement systems which can characterize compounds and measure bulk and concentration at a molecular level.

Advanced Electronics and Signal Management

In developing these very accurate measuring devices, we have built substantial knowledge and intellectual property around the acquisition and processing of low and ultra-low level electrical signals, with particular attention to techniques for noise cancellation, compensatory processes for extraneous signals and temperature effects. In particular, these techniques have significant use in fetal monitoring applications where low-level electrical signals acquired from the patient can be effectively processed, enabling novel and valuable diagnosis.

These advantages combine to produce opportunities for the measurement of medical conditions either never before measured or in so effective a way that near-patient monitoring previously greatly demanded but technically impossible, can now be a cost-effective reality.

Intellectual Property

We believe that our science and capability is unique. In view of the low level of published research and patent activity around these measurement principles, to our knowledge, no other company or group has attempted to use these techniques for these levels of measurement to develop product applications. Our intellectual property is based upon our ability:

     o    to work at an appropriate physical level to specify magnetic systems

     o to develop high sensitivity Hall Effect devices using Molecular Beam Epitaxy (manufacturing) techniques;

     o to use the Hall Effect in high precision proportional measurement applications;

     o to provide advanced signal processing and control techniques to extract low level signals in biological systems; and

     o to establish techniques for measuring low-level effects with high levels of precision.

In all cases, we own the intellectual property associated with our products and applications. In addition to our issued patents and pending patent applications, we are in the process of filing for several additional patents at both a core principle and application levels.

Our eleven core patents and patent applications consist of the following:

 Patents                        Pending                              Granted
---------------------------     ----------------------------------   -----------
Blood Coagulation (Unipath)     China, European Patent, Japan, US
Ref: 23827.GB
---------------------------     ----------------------------------   -----------
Blood Monitor (Q-Meter)         China, European Patent, Japan, US
Ref: 1 (4)
---------------------------     ----------------------------------   -----------
Blood Monitor                   China, European Patent, Japan, US
(Susceptibility)
Ref: 1 (5)
---------------------------     ----------------------------------   -----------
Heart Monitor                   China, European Patent, Japan, US
Ref: FP3061
---------------------------     ----------------------------------   -----------
Immunoassay                     China, European Patent, Japan, US
Ref: P/25260
---------------------------     ----------------------------------   -----------
Labor Prediction                European Patent, Japan               United
Ref: FP2708                                                          Kingdom, US
---------------------------     ----------------------------------   -----------
Magnetic Separation             First Filing
Priority Date:
19/06/2004 GB
---------------------------     ----------------------------------   -----------

 Patents                        Pending                              Granted
---------------------------     ----------------------------------   -----------
Medical electrode               China, European Patent, Japan, US
Ref: P3129
Mouse                           Japan                                China,
Ref: 1 (1)                                                           Germany*,
                                                                     European
                                                                     Patent,
                                                                     France*,
                                                                     United
                                                                     Kingdom*,
                                                                     US
---------------------------     ----------------------------------   -----------
Scanner                         China, European Patent, Japan, US
Ref: 1 (3)
Surgical Positioning            China, European Patent
Ref: 1 (2)
---------------------------     ----------------------------------   -----------

* European Patent

Path from Research to Products

Most advanced in development is the prothrombin time measuring device, with our goal to deliver a finished product under our commercial development license with IMI in 2005.

Our fetal monitoring applications are technologically the second most advanced in our medical device portfolio as we enter the second phase of clinical trials. To support the direction of our product development in line with our strategy of keeping the application focused on the end user, we have already conducted market research in clinics in both the US and the UK. These have substantiated the end product portfolio and given critical insights into the potential issues related to the ultimate marketing of the products.

Although a significant number of other product opportunities are under consideration for magnetic susceptibility and dielectric dissipative measurement systems (and we believe substantially more are undoubtedly yet to be considered), the focus of our ongoing development research has been to establish a core platform with specific emphasis on non-invasive measurement of the glucose content of blood.

Initial Commercialization Strategy

The prothrombin blood clotting time measurement device and the fetal monitoring devices utilize much of the core science and technology that applies to the applications in research.

The nature of the commercial contracts for these two products is quite different. For the prothrombin time measurement device we are essentially providing a front-end measuring system for a product that will be independently developed, produced and marketed by the Unipath division of IMI.

In the case of the fetal monitoring devices, we are producing semi-engineered prototypes for clinical trials that are in the process of completion. Our commercial strategy for these devices is to have the devices produced and assembled for us in China and contract with partners that can assist us in marketing and distributing the products. We intend to rely on our distribution partner's experience and contacts with the end-users on issues of product features, functions and performance criteria. We are also in discussions with a second commercial partner who would take the product into the US, Europe and other world markets. These arrangements only cover the consumer range of products and further partnerships are being sought for professional medical devices.

Products

`Evomouse'

This device uses the Hall Effect in a proportional way to provide unique performance through four axes of input movement. As such it provides intuitive, single-handed control for computer gamers and has received critical acclaim by major specialist press. Negotiations are ongoing for licensing the technology to software and hardware producers, including Sony and Guillemot (branded `Thrustmaster'). This product was the first of a projected suite starting with a targeted offering at the gaming market and has opened opportunities for field licenses for gaming controllers such as joysticks as well as the more conventional mouse type product.

Prothrombin Blood Coagulation Time Measuring Device

The prothrombin time (PT) is one of the most important laboratory measures to determine the functionality of the blood coagulation system. It is used in patient care to diagnose diseases of coagulation, assess the risk of bleeding in patients undergoing operative procedures, monitor patients being treated with oral anticoagulant (coumadin) therapy, and evaluate liver function. The PT is performed by measuring the clotting time of platelet-poor plasma after the addition of calcium and thromboplastin, a combination of tissue factor and phospholipid.

Both of the techniques in development, magnetic susceptibility and dielectric dissipation, can more easily be applied to measuring in-vitro rather than in-vivo analytes. The principles of measurement remain the same. For this specific application however, we are developing the magnetic susceptibility method as we have ascertained that this gives us the most accurate and repeatable measurement of clotting time and also the best grounds for a suite of unchallengeable patents.

As in the current practice in diabetic glucose monitoring, we extract a small drop of blood from a finger and place it on a strip. The prime advantages in using our PT measurement system over current devices are twofold: (a) cost, and
(b) the fact that our device only requires 1 microliter of blood, significantly less invasive than the 20 microliters of blood required by the only comparable systems. This makes it more likely to be used frequently and hence reduce the downstream cost of care for patients.

Market for PT Monitors

During the last few years PT monitors have been increasingly proposed as a substitute for conventional laboratory systems to control oral anticoagulant treatment. The distinct advantage is that they can be used for patient self-testing. Their use in combination with computer programs designed to adjust the dosage is predicted to open a new era in oral anticoagulant monitoring and all parties involved will benefit from such a revolution.

Physicians in charge (specialists and general practitioners) will be able to handle the increasing numbers of patients on oral anticoagulants. Laboratory workers now engaged in lengthy routines will now be available for other tasks. Health services groups and organizations may save a considerable amount of economic resources now spent in the management of patients on oral anticoagulants. Patients themselves will benefit by spending less time attending overcrowded waiting rooms.

An estimated 17 million people worldwide die of cardiovascular diseases every year, particularly heart attacks and strokes (Source: WHO). The total European market revenues in 2004 is estimated to be 150 million euro and is expected to increase to 375 million euro in 2009 with marked increases in point of care testing and decreases in laboratory testing and sample size forecast (Source:
Frost & Sullivan)

The current benchmark PT monitor is the CoaguChek system marketed by Roche. Our patents in the PT monitors include both the configuration of the measurement apparatus and the detail of the strip design. The principal advantages of our PT Monitor over the CoaguChek system is shown in the table below.

Feature            CoaguChek                      IVMD
------------------ ------------------------------ ------------------------------
Pain of use        Inhibitive                     Micro-lance - `pin-prick'
------------------ ------------------------------ ------------------------------
Blood volume       20 microliters                 2 microliters
------------------ ------------------------------ ------------------------------
Ease of use        Complex & error prone process
------------------ ------------------------------ ------------------------------
Size of device     Desk top                       Hand-held; mobile phone
------------------ ------------------------------ ------------------------------
Cost of device     $1,295                          nominal
------------------ ------------------------------ ------------------------------
Cost of strip      $4.83                           nominal
------------------ ------------------------------ ------------------------------
Power consumption  Multi, hi-capacity batteries   Pen-torch style, low-capacity
------------------ ------------------------------ ------------------------------

Fetal Monitoring Devices

We are currently completing development of two interlinked fetal monitoring devices - fetal heart monitoring and the prediction of labor onset (POLO) - has had two phases of clinical trials conducted in Leeds, England.

Fetal heart rate is the most reliable measure of fetal well-being and is an important part of antenatal and intrapartum care. Currently physicians and midwives use auscultation - merely listening through a trumpet - or small ultrasound devices that detect the fetal heart through the Doppler effect. Both methods are unreliable and do not give accurate diagnostic capability. Labor onset (palpation of tightenings and contractions) is currently estimated through observation of uterine activity by the mother, the general practitioner or midwife. Again there is little predictive accuracy in these methods and, while there are interventions to manage prematurity, Their application follows no key rules and is often subjective.

There are a number of diagnostic, specialist, hospital-based systems in development but these are costly, expert-centered and not highly successful in negative and positive prediction of labor onset.

There are no methods available or in development for home, unskilled use by mothers-to-be for listening to their developing baby's heartbeat or predicting the onset of their labor.

Through developing a practical application from a recently published piece of science regarding myometrial activity, we have created devices capable of extracting low-level electrical signals from the uterus.

These are acquired from electrodes placed on the surface of the abdomen and, by using in-house developed algorithms can demonstrate birth onset windows from two weeks in advance. In addition, the fetal heart rate can be extracted from the resulting algorithms and an instant display of fetal well being given.

The next development phase and the third phase of clinical trials will extend the capability of these signals and algorithms to give much greater accuracy.

Market for Fetal Monitoring Devices

There are 600,000 births in the UK each year, 4,000,000 in the US and an estimated 4,000,000 in the countries of the rest of the world in which we have patents granted or pending, excluding China. In consideration of the market size, socio-demographics play a key role in estimating the potential for 'over-the-counter' device sales while health care 'cost-of-quality' plays an important factor in professional medical devices - particularly with respect to the care of the 15% of mothers who are currently considered 'at risk' for premature delivery. These factors have been taken into account when developing the market research clinics we have held in the UK and US. We have not yet studied detailed market socio-demographics to determine the size of the market for our products in China.

Our Suite of Fetal Monitoring Products

A suite of products are envisioned with linked styling and progressively increasing levels of diagnostic and data storage capability to cater to both `at home' and maternity ward use.

A further element in the product suite is the inclusion of disposable contact pads which are used with the predictor and professional medical products. These are uniquely keyed to the machines and provide an important revenue generator.

Ultimately this product will enable a significant advance in near patient and remote care through software which is easily downloadable and transmissible using conventional communications media.

In Research
-----------

Non-Invasive Blood Analyte Measurement Products

Two methodologies are in development which can, either in isolation or in combination, identify and measure analytes within a fluid or suspension.

The first technique, `magnetic susceptibility', subjects the sample, in-vivo or in-vitro, to a known magnetic field. As all substances, whether para or diamagnetic, are susceptible to the field by virtue of the ions and electrons within the molecule, they are displaced by varying amounts. By introducing our developed magnetic systems and circuitry, this displacement can be measured using sensitive, but conventional, Hall Effect devices and appropriate signal analysis software (again unique to HET).

The second technique, `dielectric dissipation', quantifies the dielectric properties and in particular, the loss factors of the subject analyte at the resonance frequency of the molecule. By determining the energy loss, or quality factor, of the analyte its concentration in fluid can be determined. Where the resonant frequency of different analytes is very similar a known magnetic field can be introduced to displace the molecules and differentiate their resonant frequencies.

Our work in this area has focused on the non-invasive, continuous bulk measurement of the glucose content of blood.

The Market for Glucose Measuring Devices

Worldwide annual sales of self-monitoring glucose products for diabetics were estimated to have totaled $5 billion in 2003 and are forecast to grow approximately 10% compounded annually (Source: Abbott Laboratories). Worldwide there are estimated to be currently 175.0 million diabetics, forecast to rise to 366 million by 2030 as diagnosis improves and lifestyles become more sedentary (Source: WHO). Primary diabetes care costs are a significant factor but indirect costs are a more substantial burden to healthcare services as diabetes is one of the most prevalent causes of blindness, kidney disease, nerve disease and amputations, heart disease and stroke.

A typical diabetic in the developed world consumes between $320 and $1,120 of resource and materials per annum. Management of the condition may require a sample of blood to be drawn several times every day - an often painful process.

Currently, the supply of glucose testing equipment is dominated by Johnson and Johnson, Roche Diagnostics, Abbott Medicines and Bayer Diagnostics with combined sales of 87% of disposable strips. The US market reached $2.6 billion in 2002 with an estimated compound annual growth rate (2002-2005) of 13.1%. Therefore it is key to improve glucose meter technologies to encourage frequent testing.

All the major players, and some smaller technology companies, are developing technologies to measure non-or minimally-invasive. Minimally invasive methods are based on either a correlation of interstitial fluid glucose content or an implant able glucose biosensor. Non-invasive methods use linear absorption/transmission spectra of near infrared light or the magneto optical rotator effect. Some are close to market launch but all are costly, sizeable machines and none measure bulk readings or continuously.

Our Glucose Blood Monitoring product is being designed to be a pocket calculator sized device with a small clip to attach to the ear lobe or finger to obtain a reading. The advantages are that it will be safe, truly non-invasive and accurately monitor and provide continuous, bulk trends in real time. It can be produced very cheaply and provide substantial cost savings and health benefits to users over time.

We believe that it will be capable of being offered to healthcare purchasers, in consideration of the benefits to health authorities, for a wholesale price of $200.

We believe that the market potential for this product is huge, as reflected in the statistics set forth below:


                   ---------------- --------------- ---------------- ---------------- ---------------- ---------------
                   No of            25 year         Memo:            Memo:            Target use       Target sales
                   diagnosed        predicted       Self             Self             within           volume by
                   diabetics        growth          monitoring       monitoring       diabetic         year 5
                   (`000)           (%)             market size      market           population at    (`000)*
                                                    ($m)             forecast
                                                                     year 5
                                                                     growth (%)
------------------ ---------------- --------------- ---------------- ---------------- ---------------- ---------------
UK                 1,440            27              154.4            16.0             1 in 15          96
------------------ ---------------- --------------- ---------------- ---------------- ---------------- ---------------
USA                10,300           47              1001.6           13.8             1 in 15          687
------------------ ---------------- --------------- ---------------- ---------------- ---------------- ---------------
W. Europe          7,100            35              982.4            16.0             1 in 25          355
------------------ ---------------- --------------- ---------------- ---------------- ---------------- ---------------
Other Regions**    30,400           32              639.2                             1 in 100         304
------------------ ---------------- --------------- ---------------- ---------------- ---------------- ---------------
India              22,900           150                                               1 in 200         115
------------------ ---------------- --------------- ---------------- ---------------- ---------------- ---------------
China              18,600           102                                               1 in 250         75
------------------ ---------------- --------------- ---------------- ---------------- ---------------- ---------------
Memo: World Total  154,400          94              2777.6           $6.4    billion
                                                                     by year 5
------------------ ---------------- --------------- ---------------- ---------------- ---------------- ---------------

___________________

     * Assumes that the product will have a 5 year life cycle and that sales will peak at the target level ** Countries outside of Europe and the US where patent cover is pending or granted
____________________

Other Potential Products

In addition to Glucose blood monitoring, our intellectual property covers the use of the technology for the measure and monitoring of any blood analyte - either one which occurs naturally or is introduced (i.e., through a drug or carrier). Typical examples of minimally or non-invasive applications are:

o        Oxygen - continuous goniometry
o        Estrogen - fertility measurement
o        Protein markers - for gene evaluation / modification programs
o        Drugs
o        Alcohol

Medical Imaging

Currently simple, two-dimensional imaging is carried out in hospitals and dental practices using conventional X-ray techniques. This relies on the use of harmful ionizing radiation and operators, and patients, must take great care to avoid damaging overexposure.

The magnetic susceptibilities of bone and blood rich tissue differ significantly and therefore when part of a body is placed between a magnetic source and an array of Hall devices differential measurements can be taken to create an image with very high resolution. If a TFT screen, a device similar to a lap-top computer, is utilized with pixel dedicated Hall Effect chips then a small portable, and even flexible, device can be created. This creates opportunities for new and existing markets for low cost, high quality imaging.

In the UK the 355 hospital trusts have anything from a single unit in a cottage hospital to 15-20 X-ray rooms in a large hospital. Increasingly hospitals are using digitally mastered images to hold and network patient files. Diagnostic imaging sales are on the increase both in the UK and the US with x-rays being the largest growth sector.

US figures are shown in the table below.


------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                    1999 $ million    % Market Share    2004 $ million    % Market Share    AAGR %
                                      1999                                2004              1999-2004
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
X- ray and          1923.5            47.3              2794.5            52.1              7.8
digital X-ray
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
CT and ultrasound   1707.2                              2091.1                              4.1
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Nuclear medicine    401.7                               474.4                               3.4
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total               4033.4                              5360.0                              5.9
------------------- ----------------- ----------------- ----------------- ----------------- -----------------

The target for this product is a variant of the 2-dimensional imaging, X-ray market currently dominated by Philips, Seimens and Toshiba. This device will be substantially cheaper with no harmful effects, require less user skill and be more compact to the point that a portable unit is planned for use in-situ for trauma cases. In dentistry, where different manufacturers compete, it will be attractive on cost and function as well as being intrinsically safer and more user friendly and will be a direct replacement for the current intra- and pan-oral devices.

Bone Mineral Densitometry

Osteoporosis affects one in three women and one in fifteen men in the western world. As a health care issue it is becoming more prevalent as lifestyles become more sedentary and diet less varied. In addition the de-mineralization of bone in young children is becoming an issue of increasing concern in the western world, as diets are becoming less mineral rich - particularly in calcium. There are further complications in the scanning of children for bone mineral deficiency as current processes require the child to lie perfectly still for a number of minutes.

In conjunction with a commercial partner, we are researching a variant of the medical imaging technology which also utilizes the dielectric dissipative measuring technique to detect and quantify more accurately and more conveniently, the onset and early stages of the disease. We have filed patents in this area for the application of our technology.

Two product streams are envisioned. The first is a hospital use device of a size capable of performing whole body scans. The second is a hand-held device, which could scan a finger or vertebrae, and give accurate and rapid readouts of bone mineral levels. Both devices would give an instant reading against a patient-trend benchmark.

While we have yet to formally conduct a market review we estimate the market value for over-the-counter devices alone to grow to in excess of $800 million* per year by 2007. A full study will be launched when the concept demonstrator stage is reached.

Internal Surgery

This project is a spin-off from our positional work. Using sensitive Hall Effect devices in a magnetic field accurate internal positioning of surgical probes, instruments and other internal medical devices can be achieved. Current practice uses low power X-rays and computer tomography however this carries the disadvantage of using ionizing radiation. This is of particular value in keyhole surgery and the treatment of certain cancers and where magnetic markers can be used to identify locations within the body. Ideally this technology can be combined with force feedback techniques. Patents have been filed and the development program specified.

Product Summary - Technologies and Applications Currently in Development

The following definitions set forth the current stage of development of our technology, in terms of the products we have proven as to concept, functionally demonstrated, produced prototypes, or are in actual volume production.


Phase 1                 Phase 2               Phase 3             Phase 4                Phase 5
----------------------- --------------------- ------------------- ---------------------- --------------------
Concept Proving         Functional            Semi - engineered   Fully - engineered     Volume Production
                        demonstration         prototypes          prototypes
----------------------- --------------------- ------------------- ---------------------- --------------------
Bench and laboratory    Bench simulator       Batch production    As final production    For sale to market
to substantiate         which can             to finished         version used for
hypothesis              demonstrate           design using some   field trials in
                        capabilities          production          market
                                              materials and
                                              techniques
----------------------- --------------------- ------------------- ---------------------- --------------------
                                              3 and 4 may         run                    Tooling will start
                                              concurrently        depending on           in advance of...
                                              confidence          levels in
                                              materials and       production
                                              techniques
----------------------- --------------------- ------------------- ---------------------- --------------------
0+ 6 months             0+ 10 months          0+ 16 months        0+20 months            0+24 months
----------------------- --------------------- ------------------- ---------------------- --------------------
Capability:
----------------------- --------------------- ------------------- ---------------------- --------------------
IVMD  - current         IMDV + resource       Small consortium    Larger consortium      Current market
                                              Current market      Current market player  player
                                              player
----------------------- --------------------- ------------------- ---------------------- --------------------

The current product development status of our technology may be summarized as follows:

Technology                   Product                    Key Applications                 Development Stage
---------------------------- -------------------------- -------------------------------- --------------------
1.  Computer  input device   Gaming input mouse         Computer
                             Windows 3D mouse  movement input where 4 axis of            5
                                                        are required
---------------------------- -------------------------- -------------------------------- --------------------
2. Blood analyte             Blood glucose monitor      Non-invasive, accurate and       1
measurement (non-invasive)   Blood oxygen monitor       safe monitor of presence and     1
                             Blood oestrogen monitor    concentration                    1
                             Misc. blood analyte
                             monitor                                                     1

---------------------------- -------------------------- -------------------------------- --------------------
3. BAM  (minimally invasive) Point  of  care  blood
                             analysis                   Minimally -  invasive,  safe,    3
                                                        accurate monitoring of
                                                        clinical condition
---------------------------- -------------------------- -------------------------------- --------------------
4. Medical imaging           Professional medical       Non-invasive, safe, high -       3
                             scanner                    quality alternative to 2D X-
                             Portable imaging device    ray scanning
                             Dental imaging device
---------------------------- -------------------------- -------------------------------- --------------------
5. Bone densitometry         Professional medical       Non-invasive and safe            1
                             densitometer               measurement  of onset and
                             OTC variant for home use   status of osteoporosis
                             (esp. for female use)
---------------------------- -------------------------- -------------------------------- --------------------
6.  Internal surgery         Instrument position        Safe  and accurate 3D
                             monitor                    positioning of instruments

---------------------------- -------------------------- -------------------------------- --------------------
7. Fetal heart rate monitor  Fetal heart monitor        Reliable at- home and            3
                                                        professional medical heart
                                                        rate monitor for unborn babies

---------------------------- -------------------------- -------------------------------- --------------------
8. Labor predictor           Labor predictor-OTC        Accurate prediction of onset     3
                             Labor predictor-           of labor from 6 weeks out
                             professional medical
---------------------------- -------------------------- -------------------------------- --------------------

PRODUCT DESIGN, PROTECTION, MANUFACTURING AND PRODUCTION

We have established the following relationships to enable us to develop, produce and protect our product applications and technologies to create our operational platform:

     o Chinese manufacturing - HET is active in manufacturing and assembling products via a number of manufacturers in China, particularly Hen Young Manufacturing in the Don Guan province.

     o Patent/IPR management - HET uses Wilson Gun McCaw and Novagraaf to construct and manage its patent process. Patent files are held on the central database `Netspat'.

     o Medius, a specialist agency for the patent/licensing process in the biomedical field will provide expert patent audit and positioning of our ideas within patent niches.

     o Double Helix is responsible for product positioning through in-market research.

     o Kinneir Dufort ("KD") and JAB Design ("JAB") have been engaged to deliver product design and basic engineering from Phase I of product development. KD specializes in biomedical products and has a significant track record with blue chip companies. JAB is a specialist in small electronic device packaging and prototype and production design and sourcing.

     o Rosti is a specialized plastics and electronics manufacturing and assembly company which is part of the Danish AP M0ller group. It has supply contracts with blue chip companies, including Siemens, Ericsson, Phillips, Nokia, GlaxoSmithKline, Johnson & Johnson, Novo Nordisk, and other companies. Through working proposals entered into between In Vivo and Rosti, Rosti provides us with access to a high quality global manufacturing base and a high level of potential licensing partners.

REVENUE GENERATION AND COMMERCIAL OPPORTUNITIES

New Product Development
Our new product development focus has been driven by specific contracts for products which have a clear route to market. Research has been prioritized by a combination of feasibility and market opportunity based on market research commissioned by us.

Applied Research
Our plan is to build a pipeline of products from applications currently in development. This will be matched to a set of commercial partners committed to launch products into global markets. Our technology yields a multitude of product applications for specific medical conditions. Further market research and specialist medical input will translate these research programs into end-user specific projects.

Lateral Synergies
The nature of near-patient digital monitoring creates a further and significant commercial opportunity for electronic data transfer and remote clinical diagnosis and intervention. All our patent applications consider the use of wireless data transmission for such use.

Corporate Growth
By making the current competitive measuring technologies obsolete, our novel applications facilitate revolutionary approaches to the medical diagnostic processes in which they are applied, which opens opportunities for an effective acquisition strategy targeted at some appropriately sized but potentially less profitable companies who may have established manufacturing and distribution systems.

Timing of Commercialization

The approximate potential introduction of our products is shown below. Since all products use a similar platform technology the exact order of introduction will depend on the order in which we secure development contracts with commercial partners.

                                Patents   Concept     Functional   Prototypes    Clinical   Production/   Commercial
                                Held      Proven      Demo                        trials    Revenues      Partner
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
Prothrombin blood                  Y          Y            Y            Y            Y          2005            Y
coagulation timing device
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
Fetal Heart Monitoring/            Y          Y            Y            Y            Y         2005/6           D
POLO consumer
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
Fetal Heart Monitoring/            Y          Y            Y           2004          Y         2005/6           D
POLO professional medical
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
Non-invasive   blood   glucose     Y          Y          2005          2006        2006         2007           2005
monitoring
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
R2 - MID                           Y          Y          2004          2005        2005         2006           2005
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
R3 - Other                        Y/N         N          2005          2006        2006         2007          2005/6
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------


Item 2. DESCRIPTION OF PROPERTY

     Our research and executive offices are located at The Green House, Beechwood Business Park North, Inverness, Scotland IV2 3BL in 1,128 square feet of leased space under a lease with an unaffiliated third party, expiring on April 25, 2005, and with an annual rent of approximately $33,600. We intend to relocate our executive office in the United States to Los Angeles or Boston and options are currently being considered.


Item 3. LEGAL PROCEEDINGS

     We are not subject to any pending or threatened legal proceedings

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There was no matter submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended July 31, 2004.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of July, 2004, our common stock is quoted on the OTC Bulleting Board under the symbol "IVVO.OB". Prior to that we traded under the name Sports Information & Publishing Corporation and were quoted under the symbol "SIPC.OB". Prior to July 14, 2004, there was no established trading market for our common stock.

          Quarter Ended         High           Low
       ------------------     ---------     ---------
       October 31, 2003           --            --
       ------------------     ---------     ---------
       January 31, 2004           --            --
       ------------------     ---------     ---------
       April 30, 2004             --            --
       ------------------     ---------     ---------
       July 31, 2004            3.17          1.60
       ------------------     ---------     ---------
       October 31, 2004         3.20          1.80
       ------------------     ---------     ---------
       January 31, 2005         2.25          0.92
       ------------------     ---------     ---------


         As of February 2, 2005, we had 51,376,686 shares of common stock issued and outstanding owned by approximately 123 holders of record. Our transfer agent is Corporate Stock Transfer, Denver, Colorado, (303) 282-4800.

Dividend Policy
---------------

     We have not declared cash dividends on our common stock and we do not anticipate paying cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities
---------------------------------------

On July 30, 2004, the security holders of Hall Effect Medical Products, Inc. consummated the transactions contemplated by a share exchange agreement (the "Share Exchange Agreement"), dated as of June 30, 2004, by and among Sports Information and Publishing Corp. (the "Company"), Michael D. Tanner, HEMP Trustees Limited, as the corporate trustee of the HEMP Employment Benefit Trust, John Fuller, Brian Cameron, Westek Limited, and the security holders of Hall Effect Medical Products, Inc. As a result of the exchange, Hall Effect Medical Products, Inc. became our wholly owned subsidiary and changed its name to In Vivo Medical Diagnostics, Inc. ("In Vivo DE").

Thereafter, the parties to the Share Exchange agreed to amend the terms of the agreement to correct certain information regarding (i) the number of shares issued in connection with the transactions contemplated by the agreement, and
(ii) the capitalization of the Company both before and after the transactions contemplated by the agreement.

Pursuant to the Share Exchange, as amended, the Company:

     o Increased its authorized capital stock to 100,000,000 shares of common stock and 50,000,000 shares of preferred stock;
     o issued to the former holders of 8,000,000 shares of In Vivo DE preferred stock, an aggregate of 34,343,662 shares of our 4% voting redeemable convertible preferred stock (the "4% Preferred Stock");
     o issued to the former holders of shares of In Vivo DE common stock, an aggregate of 38,636,453 shares of our common stock;
     o issued 1,636,233 additional shares of our common stock to holders of $467,495 of promissory notes, issued by In Vivo DE's wholly owned subsidiaries, Hall Effect Technologies Ltd. and Jopejo Ltd., in exchange for the cancellation of such notes; and
     o agreed to cause the resignation of all current members of our board of directors and appoint new directors as designated by certain shareholders or affiliates of In Vivo DE.

Each full share of the Company's 4% Preferred Stock is convertible at any time after October 31, 2005, at the option of the holder, into one full share of our common stock. The shares of 4% Preferred Stock vote, together with our outstanding common stock on an "as converted" basis, at any regular or special meeting of our stockholders called for the purpose of electing directors of our company or to vote on any other matter requiring shareholder approval under Colorado corporate law.

As a result of the transactions and share issuances completed in connection with the Share Exchange, the Company's capitalization is as follows:

     o    51,376,686 shares of common stock;
     o    34,343,662 shares of 4% Preferred Stock; and
     o    options to purchase 9,659,154 shares of Common Stock.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

     Some of the information in this annual report under this caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains "forward-looking statements" that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:

     o    Discuss our future expectations;
     o Contain projections of our future results of operations or of our financial condition; and
     o    State other "forward-looking" information.

     We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and "Description of Business". and elsewhere in this prospectus.

Liquidity And Capital Resources
-------------------------------


Financing Needs
---------------


Financings
----------


Results Of Operations
---------------------

Off Balance Sheet Arrangements
------------------------------

We do not have any off balance sheet arrangements as of July 31, 2004 or as of the date of this report.

Significant Accounting Policies
-------------------------------


RISK FACTORS

Before you invest in our Company, you should be aware of various risks, including those described below. You should carefully consider these risk factors, together with all of the other information included in this prospectus, before you decide whether to purchase shares of our common stock. The risks set out below may not be exhaustive. Keep these risk factors in mind when you read "forward-looking" statements elsewhere in this prospectus. These are statements that relate to our expectations for future events and time periods. Generally, the words "anticipate," "believe," "expect," "intend" and similar expressions identify forward-looking statements. Forward-looking statements involve risks and uncertainties, and future events and circumstances could differ significantly from those anticipated in the forward-looking statements.

We are a development stage company and may be unable to develop or license commercially feasible products.

We are a development stage company and have not generated any significant revenues from commercial operations. Although we have developed commercial models of Evomouse and functional demonstration models for our fetal heart monitor and prothrombin blood-clotting monitor, we have not, as yet, manufactured any fully-engineered prototype models for commercial demonstration. We may not be able to produce effectively functioning prototype models or final products in commercial quantities at acceptable costs, or, if produced, we may not be able to successfully market the products, directly or in conjunction with third parties.

We expect our operating losses and accumulated deficit to continue.

We have incurred operating losses each year since inception and had an accumulated deficit as of July 31, 2004, of approximately $2.7 million. Inasmuch as we expect to have a high level of operating expenses and will continue to make considerable expenditures in connection with our research and development activities, we anticipate that such losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. We may not achieve or sustain sufficient revenues to achieve profitable operations.

Our future revenues are dependent on establishing licenses, joint venture or distribution arrangements with established companies.

Our ability to generate revenue from the sale of our products will be dependent, among other things, upon our ability to enter into licenses, joint venture or distribution arrangements with established businesses with existing sales and marketing infrastructures. Although we have entered into agreements with the Unipath division of Inverness Medical Innovations, and are negotiating with several other companies, we have only generated revenues $1,420,830 of development and grant funding from these companies and government initiatives. There can be no assurance that we will be able to generate revenues or profits under any such agreements, if and when formalized. In addition, given our early stage of development and limited capital resources, the terms demanded by any prospective licensee or joint venture partner may not be attractive to us or otherwise enable us to achieve our strategic objectives and goals.

Our products may not gain market acceptance.

The products we are currently developing utilize new technologies. As with any new technologies, in order for us to be successful, our technologies must gain market acceptance. Since we design our products to exploit markets that presently utilize or are serviced by products from competing technologies, meaningful commercial markets may not develop for our products.

We have Limited manufacturing or marketing experience.

Achieving marketing acceptance for our technologies and proposed products will require substantial marketing efforts and expenditure of significant funds to educate key original equipment manufacturers, or OEMs, as to the distinctive characteristics and anticipated benefits of our products and technologies. We currently have limited manufacturing and marketing experience and limited financial, personnel and other resources to undertake the extensive marketing activities that are necessary to market our products and technologies.

The development of our products and technology is uncertain.

Our development efforts are subject to unanticipated delays, expenses or technical or other problems, as well as the possible insufficiency of funding to complete development. Our success will depend upon our products and technologies meeting acceptable cost and performance criteria, and upon their timely introduction into the marketplace. All of our proposed products and technologies may never be successfully developed, and even if developed, they may not satisfactorily perform the functions for which they are designed. Additionally, these products may not meet applicable price or performance objectives. Unanticipated technical or other problems may accrue which would result in increased costs or material delays in their development or commercialization.

Our products may contain defects.

Our products may contain deficiencies that become apparent subsequent to widespread commercial use. Remedying such errors could delay our plans and cause us to incur additional costs which would have a material adverse effect on our financial position.

We depend on third party product design changes.

Our success will depend upon our ability to make our products compatible with the products of third-party manufacturers. In addition, we will depend on potential customers redesigning or otherwise modifying their products to fully utilize our products and technologies. Our failure to make our products and technology compatible with products of third-party manufacturers or the failure of potential customers to make necessary modifications to or redesign their products to accommodate our products could have a material adverse effect on our ability to sell or license our technologies and products.

We are operating in a highly competitive market.

The development and marketing of medical products and devices is extremely competitive. In many cases we will compete with entrenched multi-national corporations, such as Johnson & Johnson, Roche and others, all of whom have similar products already being manufactured and sold. Competitors range from development stage companies to major domestic and international companies, most of which have substantially greater financial, technical, marketing and human resource capabilities than we have, as well as established positions in markets, name brand recognition, and established ties with OEMs. These or other companies may succeed in developing products or technologies that are more effective than those being developed by us or which would render our products and technology obsolete or non-competitive in the marketplace.

Our patents and proprietary rights are difficult to protect.

Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and other arrangements. We have completed a substantial amount of invention disclosure documentation. Thus far, we have two patents granted and further eight pending, and we intend to continue to file patent applications covering our products when and where appropriate. Such filings will be costly and time consuming. Patents may not issue from applications and any issued patents may not provide adequate protection for our products or processes. Our competitors may independently patent technologies that are substantially equivalent or superior to our technology. In addition, competitors' products may infringe upon our patents and the cost of protecting our rights relative to such infringement may be prohibitive thereby undermining our ability to protect products effectively.

Foreign countries may not provide adequate patent protection.

Patent applications filed in certain foreign countries are subject to laws, rules and procedures which differ from those of the United States and the United Kingdom. Foreign patent applications filed by us related to United States or United Kingdom patents may not be issued. Furthermore, some foreign countries provide significantly less patent protection than the United States or the
United Kingdom. We could incur substantial costs in defending patent infringement suits brought by others and in prosecuting patent infringement suits against third party infringers.

We depend on our key personnel.

The development and marketing of our technology will be dependent upon the skills and efforts of a small group of management and technical personnel. Losing the services of any of our key personnel could have a material adverse effect on our operations. Furthermore, recruiting and retaining qualified technical personnel to perform research, development and technical support work in the future will be critical to our success. We may not be able to continue to recruit and retain skilled and experienced personnel.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We have depended upon the proceeds of sales of our securities to private investors to cover our operating losses. From inception through July 2004, we raised capital of approximately $3.3 million* through the sale of common shares, notes and grant funding. We will require substantial additional funds to continue research, development and testing of our technologies and products, to obtain intellectual property protection relating to our technologies when appropriate, and to manufacture and market our products. We anticipate that the funds being raised by this Offering will only be sufficient to fund our operations for the next 24 months and, thereafter if we do not generate adequate cash flow from operations and licensing we will need to raise additional funds.

We may not be able to manage growth and expansion effectively.

Rapid growth of our business may significantly strain our management, operational and technical resources. If we are successful in obtaining rapid market penetration of our products, we will be required to manufacture and deliver large volumes of quality products to our customers on a timely basis at a reasonable cost. Our strategy is that we will NOT manufacture but create partnerships with manufacturers. This could potentially strain our operational, management and financial systems and controls.

Our confidentiality agreements may not adequately protect our unpatented proprietary information.

We rely on confidentiality agreements to protect our unpatented proprietary information, know-how and trade secrets. Our competitors may either independently develop the same or similar information or obtain access to our proprietary information. In addition, we may not prevail if we assert challenges to intellectual property rights against third parties. In this regard, our employees are required to enter into agreements providing for confidentiality, the assignment of rights to inventions made by them while employed by us, as well as for non-competition and non-solicitation during their employment term and one year thereafter. Our employees may not comply with the terms of these agreements.

We may become subject to risks inherent in international operations including currency exchange rate fluctuations and tariff regulations.

To the extent we in the future sell or license our products or technologies outside the United Kingdom, we will be subject to the risks associated with fluctuations in currency exchange rates. We may also be subject to tariff regulations and requirements for export licenses, particularly with respect to the export of certain technologies (which licenses may on occasion be delayed or difficult to obtain), unexpected changes in regulatory requirements, longer accounts receivable requirements, difficulties in managing international operations, potentially adverse tax consequences, restrictions on repatriation of earnings and the burdens of complying with a wide variety of foreign laws.

RISKS RELATED TO OUR SEURITIES

We do not expect to pay dividends.

We have not paid any dividends to date. We do not currently intend to declare or pay any dividends on our common stock in the foreseeable future. Earnings, if any, are expected to be retained to finance and expand our business.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

     Companies trading on the OTC Bulletin Board, such as us, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

No active market presently exists for our securities and we cannot assure you that such a market will ever develop.

There is currently no active trading market for our securities quoted on the over-the-counter pink sheet market. Consequently, holders of shares of our common stock may not be able to trade in our shares or otherwise liquidate their investment in us in the event of an emergency or at any time, and such shares of common stock will not be readily acceptable as collateral for loans. We cannot assure you when and if a trading market in our shares will be established, or whether such market, if established, will be sufficiently liquid to enable holders of shares of our common stock to liquidate their investment in us.

A substantial  number of shares of our common stock are issuable upon conversion
of  outstanding  convertible  securities,   which  will  dilute  the  percentage
ownership equity of holders of shares of common stock.

We have issued and outstanding a total of approximately 54.8 million shares of our common stock. In addition, an aggregate of another 34.3 million shares of common stock are subject to issuance upon conversion or our outstanding Series A preferred stock. The issuance of these additional shares of common stock will dilute the percentage ownership equity of holders of shares of common stock.

Our common stock is subject to the "Penny Stock" rules of the SEC and the trading market in our securities is limited, which makes transactions in our stock cumbersome and may reduce the value of an investment in our stock.

     The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and
     o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

     In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and
     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and
     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

     Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.

     Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


* Our trading currency is UK(pound). The figures shown are in US$ converted at the rate of $1.60 to (pound)1. Exchange rates may fluctuate thus affecting our revenues, profitability and cash flows when viewed in US terms.

Item 7. FINANCIAL STATEMENTS

     All financial information required by this Item is attached hereto beginning on Page F-1.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

Item 8a. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

     The members of our board of directors and our executive officers, together with their respective ages and certain biographical information are set forth below. Our directors receive no compensation for their services as board members but are reimbursed for expenses incurred by them in connection with attending board meetings. All directors hold office until the next annual meeting of our stockholders and until their successors have been duly elected and qualified. Our executive officers are elected by, and serve at the designation and appointment of, the board of directors. There are no family relationships among any of our directors or executive officers.

     Name                Age     Position
     ------------------- ------- -----------------------------------------------
     John Fuller         43      President, Chief Executive Officer and Director
     Brian Cameron       45      Chief Operating Officer and Director
     Graham Cooper       54      Chairman of the Board
     Bernard Turner      47      Chief Financial officer and Director
     David Barnes        62      Director

The following is a brief account of the business experience of each of our directors and executive officers during the past five years or more.

John Fuller has been our President, Chief Executive Officer and a director since July 2001. Mr. Fuller has a considerable track record in bringing conventional and new technology products to market in class leading product lead times. Mr. Fuller started HET, as its Chief Executive Officer, in July 1999, and was responsible for the acquisition of Jepejo in December 2001, and subsequent growth of the company. From September 1997 to November 1999, was Managing Director of Highland Distillers, located in Scotland, a $400 million revenue public company in the premium spirits sector. From June 1993 to August 1997 he served as Executive Vice President of Mayflower Corporation, located in Detroit, Michigan, a multinational company in the motor industry. Mr. Fuller received his B.S. in Mechanical Engineering from Southampton University and a Masters of Business Administration from Warwick University.

Brian Cameron has been our Chief Operating Officer since December 2003. Mr. Cameron joined HET and Jopejo, as a consultant in March 2001, prior to which he set up his own consulting business with customers such as BMW Gmbh and Snap On Tools. Mr. Cameron spent two and a half years on the board of Highland Distillers from March 1998 to July 2000. From November 1995 to February 1998 he was a managing director of BMH Ltd., a subsidiary of BMW-Rover, where he was engaged in licensing and branding, supplier and customer partnership building and change management. From August 1992 to November 1995 Mr. Cameron served as logistics director of Rover Group, a $3.5 billion revenue automotive company. Mr., Cameron is a Fellow of the Chartered Management Institute with a background in successful turn-around and business growth.

Graham Cooper has been our Chairman of the Board since January 2000. For the past five years, Mr. Cooper Graham has been the principal stockholder of Westek, a computer trading company located in Manchester, England, with a turnover of approximately $192 million. Westek has been the primary financing source to HET and is a business "angel" to other technology development stage companies.

Bernard Turner has been our Chief Financial Officer and a director since January 2000. Mr. Turner has served since 1996 as the Director of Finance and Chief Financial Officer of Westek Limited, a computer distributor and reseller located in Warrington, England. Mr. Turner also serves as Chief Financial Officer of HET and Jopejo. Mr. Turner has over 25 years of business accounting experience, including implementation of management information systems and controls.

David M. Barnes has been a director of the Company since August 2004. Mr. Barnes has served as Chief Financial Officer of American United Global, Inc., a publicly traded company, since May 15, 1996, and was a director from November 8, 1996 through June 17, 2003 and was reappointed to the board in December 2003. Mr. Barnes is also presently a member of the Advisory Board of Interactive Imagination, Inc., a privately-held video game developer based in Seattle, WA. Mr. Barnes has over 20 years of experience as a senior financial officer of United States publicly traded companies.

Audit Committee

         We do not have a separately designated standing audit committee, or a committee performing similar functions. We also do not have an audit committee financial expert (as defined in Item 401 of Regulation S-B).

Code of Ethics

         We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics is filed herewith as Exhibit 14.1

Compliance with Section 16(a) of the Exchange Act:

         Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To our knowledge, none of our officers and directors and 10% shareholders have filed, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year

Item 10. EXECUTIVE COMPENSATION

         The following table sets forth information concerning the total compensation that we have paid or that has accrued on behalf of our Chief Executive Officer and President and other executive officers with annual compensation exceeding $100,000 during fiscal 2004, 2003 and 2002.


                                     Executive Compensation Table
                                                                                            Long-Term
                                                                                           Compensation
                                                                             -----------------------------------------
                                               Annual Compensation                     Awards               Payouts
                                       ------------------------------------- ---------------------------- ------------

                                                                  Other                    Securities
                                                                  Annual     Restricted   Under-lying      All        Other
             Name and                                            Compen-       Stock        Options/       LTIP       Compen-
        Principal Position      Year   Salary ($)  Bonus ($)    sation ($)    Award(s) ($)    SARs (#)    Payouts ($)  sation ($)
----------------------------- -------- ----------- ----------- ------------- --------------- ------------ ------------ -----------
John Fuller,                  2004     235,881       -0-         -0-             -0-        4,829,577        -0-         -0-
     Chief Executive Officer  2003     204,732       -0-         -0-             -0-           -0-           -0-         -0-
                              2002     183,842       -0-         -0-             -0-           -0-           -0-         -0-
Brain Cameron,                2004     160,342       -0-         -0-             -0-        4,829,577        -0-         -0-
     Chief Operating Officer  2003       -0-         -0-         -0-             -0-           -0-           -0-         -0-
                              2002       -0-         -0-         -0-             -0-           -0-           -0-         -0-

OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

None.

Employment Agreements

     John Fuller. Pursuant to the terms of an Employment Agreement dated May 26, 2004, we appointed Mr. Fuller as our Chief Executive Officer until November 30, 2006, continuing for successive one-year terms unless otherwise terminated. We agreed to pay Mr. Fuller (pound)130,000 for the first six months and (pound)150,000 per year thereafter. Mr. Fuller shall be eligible to receive a maximum of 4,829,577 options, one-third of which is exercisable on the first anniversary of the agreement. He is also eligible to receive a cash-control and profit performance-based bonus ranging from 10% to 100% of his base salary.

     Brain Cameron. Pursuant to the terms of an Employment Agreement dated May 26, 2004, we appointed Mr. Fuller as our Chief Operating Officer for a period of three years, continuing for successive one-year terms unless otherwise terminated. We agreed to pay Mr. Cameron (pound)130,000 for the first six months and (pound)150,000 per year thereafter. Mr. Cameron shall be eligible to receive a maximum of 4,829,577 options, one-third of which is exercisable on the first anniversary of the agreement. He is also eligible to receive a cash-control and profit performance-based bonus ranging from 10% to 100% of his base salary.


Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of our common stock as of February 2, 2005. The information in this table provides the ownership information for:

     o each person known by us to be the beneficial owner of more than 5% of our capital stock;
     o    each of our directors;
     o    each of our executive officers; and
     o    our executive officers and directors as a group.

     The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our common stock outstanding on February 2, 2005 and all shares of our common stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of February 2, 2005. Presently, there are no options or derivative securities outstanding. Percentage ownership gives pro forma effect to the conversion of all 34,343,661 outstanding shares of 4% preferred stock into common stock. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our common stock owned by them, except to the extent such power may be shared with a spouse.

      Name of Beneficial Owner              Number of Shares            Class of Stock       Percentage Outstanding
                                           Beneficially Owned
------------------------------------- ------------------------------ ---------------------- --------------------------
Abacus Trust Company Limited                   19,328,381               Preferred Stock               22.5%
Unit 2, Taurus Park
Europa Boulevard
Warrington WA5 7YT
England
------------------------------------- ------------------------------ ---------------------- --------------------------
Westek Limited (1)                             19,328,381               Preferred Stock               22.5%
Unit 2, Taurus Park
Europa Boulevard
Warrington WA5 7YT
England
------------------------------------- ------------------------------ ---------------------- --------------------------

      Name of Beneficial Owner              Number of Shares            Class of Stock       Percentage Outstanding
                                           Beneficially Owned
------------------------------------- ------------------------------ ---------------------- --------------------------
Rodney Philip Jackson                           6,392,695               Preferred Stock               7.5%
The Green House
Beechwood Business Park North
Inverness, Scotland IV2 3BL
------------------------------------- ------------------------------ ---------------------- --------------------------
HEMP Trustees Limited                          12,879,073                Common Stock                 15.0%
10 Foster Lane
London, England
EC2V 6HR
------------------------------------- ------------------------------ ---------------------- --------------------------
Rubin Family Irrevocable Stock                  4,674,541                Common Stock                 5.5%
Trust (2)
25 Highland Boulevard
Dix Hills, New York 11730
------------------------------------- ------------------------------ ---------------------- --------------------------
John Fuller (3)                                 6,537,486                Common Stock                 7.6%
Easter Shian, Glen Quaich
Amulree, Perthshire
PH8 0DB
Scotland
------------------------------------- ------------------------------ ---------------------- --------------------------
Brian Cameron (4)                               6,513,336                Common Stock                 7.6%
Campbell Cairns, Craigellachie
Aberlour, Banffshire
Scotland
------------------------------------- ------------------------------ ---------------------- --------------------------
Bernard Turner                                      0                    Common Stock                   *
The Manor House
Field Lane,
Appleton,   Warrington,    Cheshire,
United Kingdom
WA4 5JR
------------------------------------- ------------------------------ ---------------------- --------------------------
Graham Cooper                                       0                    Common Stock                   *
Rock Cottage
Finsthwaite
Cumbria
United Kingdom
LA12 8BH
------------------------------------- ------------------------------ ---------------------- --------------------------
David Barnes                                     200,000                 Common Stock                   *
108 Village Square #327
Somers, NY 10589

------------------------------------- ------------------------------ ---------------------- --------------------------
All directors and executive                    13,250,822                                             15.5%
officers as a group (5 persons)
------------------------------------- ------------------------------ ---------------------- --------------------------

___________

* less than 1%
___________

(1) Consists of shares of 4% voting preferred stock, convertible on or after October 31, 2005 into 19,328,381 shares of common stock. Abacus Trust Company Limited is acting as trustee for the Westek Limited Employee Trust. Graham Cooper, Chairman of our Board of Directors, is a principal beneficiary of the Westek Limited Employee Trust, owning a majority of its shares.

(2) Excludes an aggregate of 2,785,310 shares of common stock owned by Andrew Rubin, Lynda Rubin and Lisa Diaz, the children of Robert M. Rubin and by the grandchild of Robert M. Rubin, the settlor of the Rubin Family Irrevocable Stock Trust. Mr. Rubin disclaims beneficial interest in the shares owned by the Rubin Family Irrevocable Stock Trust or by his children and grandchild.

(3) Consists of (i) 6,439,437 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Fuller holds options to purchase, and
(ii) 98,050 shares issued to Mr. Fuller in consideration of his cancellation of certain obligations owed to him by HET and Jopejo.

(4) Consists of (i) 6,439,436 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Cameron holds options to purchase, and
(ii) 73,899 shares issued to Mr. Cameron in consideration of his cancellation of certain obligations owed to him by HET and Jopejo.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In Vivo DE was formed in 2003 to acquire the capital stock of HET and Jopejo from its shareholders. In Vivo DE's founders, including Robert M. Rubin and others (the "Founding Shareholders") received 6,000,000 shares of our common stock in connection with its initial formation and capitalization.

In connection with a share purchase agreement with the former stockholders of HET and Jopejo, such stockholders, including Abacus Trust Company, in its capacity as trustee of the Westek Limited Employees Trust, received an aggregate of 8,000,000 shares of In Vivo Series A Preferred Stock, and the HEMP Employee Benefit Trust received an additional 3,000,000 shares of In Vivo common stock. Graham Cooper, our Chairman of the Board, is a principal stockholder of Westek Limited, an affiliate of the Westek Limited Employees Trust, and John Fuller and Brian Cameron, our Chief Executive Officer and Chief Operating Officer, respectively, each owned a 50% beneficial interest in options to purchase, for nominal consideration, the 3,000,000 shares of In Vivo DE common stock issued to the HEMP Employee Benefit Trust.

As a result of the share exchange agreement with us, the Founding Shareholders received an aggregate of 25,757,747 shares of our common stock; the original shareholders of HET and Jopejo received 34,343,662 shares of our 4% Series A convertible redeemable voting preferred stock, and the HEMP Employee Benefit Trust, on behalf of Messrs. Fuller and Cameron, received an aggregate of 12,878,873 shares of our common stock.

We issued 1,636,233 additional shares of our common stock to holders of $467,495 of promissory notes issued by In Vivo DE's wholly owned subsidiaries Hall Effect Technologies Ltd. and Jopejo Ltd. in exchange for the cancellation of such notes; which notes were originally convertible into 750,000 shares of In Vivo common stock.

In connection with the transactions contemplated by the original share purchase agreement with the former shareholders of HET and Jopejo, such shareholders received an option from Mr. Rubin and the other founding stockholders of In Vivo DE to repurchase, for $.01 per share, all or a pro-rata portion of their shares of common stock of our company in the event that our company does not raise for the benefit of In Vivo DE and its subsidiaries, in addition to the $500,000 previously provided, a minimum of $2.5 million of additional equity or equity-type financing by December 31, 2004. The number of our shares that will be subject to such repurchase option will be pro-rated in the event we receive one or more financings of less than the $2.5 million minimum amount.

In connection with the transactions contemplated by the share purchase agreement, In Vivo agreed to repay to Westek Limited a total of $1,800,000 in loans previously made to HET and Jopejo, by issuance to Westek of a $1,800,000 non-interest bearing note payable on September 30, 2006. Under the terms of the note, we are obligated to:

     o apply 56% of all net proceeds from any one or more equity or equity-type financings in excess of $2,000,000 and up to $3,000,000 to prepay up to $560,000 of the note; and
     o apply 25% of all net proceeds in excess of $3,000,000 to prepay the note.

Graham Cooper, the Chairman of the Board of our company, is also the managing director and principal stockholder of Westek Limited.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number                                  Description
--------------------------------------------------------------------------------
2.1            Share Purchase Agreement, dated as of June 30, 2004, among
               Sports  Information and Publishing Corp.,  Michael Tanner,
               HEMP  rustees Limited (as the corporate trustee of the
               HEMP Employees Benefit Trust), John Fuller, Brian Cameron,
               Westek  Limited and other holders of securities of In Vivo
               Medical Diagnostics, Inc. (as incorporated by reference to
               Form  8-K, filed with the Securities and  Exchange
               Commission on August 10, 2004).
2.2            Amendment No. 1 to Share Exchange Agreement, effective as
               of July 31, 2004, among Sports Information and Publishing
               Corp., Michael D. Tanner, HEMP Trustees Limited (as the
               corporate trustee of the HEMP Employees Benefit Trust),
               John Fuller, Brian Cameron, Westek Limited and the other
               holders of securities of In Vivo Medical Diagnostics, Inc.
               (formerly Hall Effect Medical Products) (as incorporated
               by reference to Form 8-K/A, filed with the Securities and
               Exchange Commission on February 3, 2005).
3.1            Articles of Incorporation (as incorporated by reference to
               Form SB-2, filed with the Securities and Exchange
               Commission on January 24, 2002).
3.2            Articles of Amendment of Articles of Incorporation, dated as of
               July 22, 2004
3.3            Articles of Amendment of Articles of Incorporation, dated as of
               September 20, 2004
3.4            By-Laws (as incorporated by reference to From SB-2, filed
               with the Securities and Exchange
               Commission on January 24, 2002).
10.1           Employment Agreement among Hall Effect Technologies Limited, a company registered in England,
               Jonathan Andrew Fuller and Hall Effect Medical Products Inc., a
               Delaware corporation.
10.2           Employment Agreement among Hall Effect Technologies Limited, a company registered in England,
               Brian Cameron and Hall Effect Medical Products Inc., a Delaware
               corporation.
14.1           Code of Ethics and Business Conduct for Officers, Directors and
               Employees.
21             List of Subsidiaries
31.1           Certification by John Fuller, President and Chief Executive
               Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2           Certification by Bernard Turner, Chief Financial Officer,
               pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1           Certification by John Fuller, President and Chief Executive
               Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2           Certification by Bernard Turner, Chief Financial Officer,
               pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K

On July 14, 2004, we filed a Form 8-K under Item 7. In the Form 8-K, we reported that the Company agreed to acquire all of the outstanding shares of Hall Effect Medical Products, Inc.


Item 14. Principal Accounting Fees and Services

Audit fees
----------

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10K, and for other services normally provided in connection with statutory filings were $74,226 and
$-0-   for  the  years  ended  July  31,  2004  and  September  30,  2003, respectively.

Audit-Related Fees
------------------

We incurred fees of $0 and $0 for the years ended July 31, 2004 and September 30, 2003, respectively, for professional services rendered by our independent auditors that are reasonably related to the performance of the audit or review of our financial statements and not included in "Audit Fees."

Tax Fees
--------

The aggregate fees billed for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning were $17,807 and $7,000, for the years ended July 31, 2004 and September 30, 2003. The services for which such fees were paid consisted of filing the 2003 tax return.

All Other Fees
--------------

We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2004 and September 30, 2003.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     IN VIVO MEDICAL DIAGNOSTICS INC.


Dated:   February 3, 2005            By:  /s/ John Fuller
                                          -------------------------------------
                                          John Fuller
                                          President and Chief Executive Officer



Dated:   February 3, 2005            By:  /s/ Bernard Turner
                                          -------------------------------------
                                          Bernard Turner
                                          Chief Financial Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES
INDICATED:

            NAME                      TITLE                            DATE
--------------------------------------------------------------------------------

/s/ John Fuller                 President, Chief Executive      February 3, 2005
---------------------------     Officer and  Director
John Fuller                     (Principal Executive Officer)


/s/ Brian Cameron               Chief Operating Officer         February 3, 2005
---------------------------     and Director
Brian Cameron

/s/ David Barnes                Director                        February 3, 2005
---------------------------
David Barnes

/s/ Bernard Turner              Chief Financial Officer         February 3, 2005
---------------------------     and Director
Bernard Turner

/s/ Graham Cooper               Chairman of the Board           February 3, 2005
---------------------------
Graham Cooper

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                          Index to Financial Statements


                                                                         Page
                                                                         ----

Report of Independent Auditors .......................................   F-2

Consolidated Balance Sheet at July 31, 2004 ..........................   F-3

Consolidated Statements of Operations for the years
     ended July 31, 2004 and 2003 and for the period
     from March 26, 1997 (Inception) through July 31, 2004 ...........   F-4

Consolidated Statements of Accumulated Other Comprehensive Loss
     for the years ended July 31, 2004 and 2003 and for the period
     from March 26, 1997 (Inception) through July 31, 2004 ...........   F-5

Statement of Changes in Shareholders' Deficit for the period from
     March 26, 1997 (Inception) through July 31, 2004 ................   F-6

Consolidated Statements of Cash Flows for the years
     ended July 31, 2004 and 2003 and for the period
     from March 26, 1997 (Inception) through July 31, 2004 ...........   F-7

Notes to Consolidated Financial Statements ...........................   F-8

Cordovano and Honeck, P.C.                          Certified Public Accountants
________________________________________________________________________________
                                                               201 Steele Street
                                                                       Suite 300
                                                          Denver, Colorado 80206
                                                            (303) 329-0220 Phone
                                                              (303) 316-7493 Fax
________________________________________________________________________________


                         Report of Independent Auditors

The Board of Directors
In Vivo Medical Diagnostics, Inc.:

We have audited the accompanying consolidated balance sheets of In Vivo Medical Diagnostics, Inc. (A Colorado corporation) (formerly Sports Information Publishing Corp.) as of July 31, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of In Vivo Medical Diagnostics, Inc. as of July 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2004 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has a net capital deficit at July 31, 2004. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/S/ Cordovano and Honeck, P.C.
------------------------------------
Cordovano and Honeck, P.C.


Denver, Colorado
January 25, 2005

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                                  Balance Sheet


                                     Assets
Current assets:
    Cash .............................................................   $    46,191
    Accounts receivable ..............................................       250,444
    Prepaid expenses and other .......................................        23,576
                                                                         -----------
                 Total current assets ................................       320,211
Property and equipment, net ..........................................        42,781
Other assets:
    Deferred offering costs ..........................................         6,000
                                                                         -----------

                                                                         $   368,992
                                                                         ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable .................................................   $   451,347
    Accrued liabilities payable ......................................       148,313
    Notes payable ....................................................       137,495
    Indebtedness to related parties ..................................     1,884,287
                                                                         -----------
                 Total current liabilities ...........................     2,621,442
                                                                         -----------

Shareholders' deficit:
    Preferred stock , $.001 par value.  Authorized 50,000,000 shares,
       issued and outstanding 34,343,662 shares ......................        34,344
    Common stock , $.001 par value.  Authorized 100,000,000 shares,
       issued and outstanding 50,822,686 shares ......................        50,822
    Additional paid-in capital .......................................     1,013,786
    Accumulated other comprehensive ..................................      (644,135)
    Deficit accumulated during the development stage .................    (2,707,267)
                                                                         -----------

                 Total shareholders' deficit .........................    (2,252,450)
                                                                         -----------

                                                                         $   368,992
                                                                         ===========

          See accompanying notes to consolidated financial statements

                       IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                         (A Development Stage Company)
                            Statements of Operations

                                                                          March 26, 1997
                                                   Years Ended             (Inception)
                                                      July 31,               Through
                                             --------------------------      July 31,
                                                2004           2003          2004
                                             -----------    -----------    -----------
Net sales and gross revenues:
    Net sales ............................   $   760,516    $   286,499    $ 1,420,830
    Cost of sales ........................           823          7,904        237,517
                                             -----------    -----------    -----------

                   Gross profit ..........       759,693        278,595      1,183,313
                                             -----------    -----------    -----------

Research and development .................       561,686        383,224      1,432,764
Depreciation .............................        21,892         21,129        109,503
General and administrative ...............     1,190,086        954,861      4,778,647
                                             -----------    -----------    -----------

                                               1,773,664      1,359,214      6,320,914
                                             -----------    -----------    -----------

       Loss before other income ..........    (1,013,971)    (1,080,619)    (5,137,601)

    Gain from extinguishments of debt ....     1,748,515           --        2,430,334
                                             -----------    -----------    -----------

                   Income (loss) before
                      income taxes .......       734,544     (1,080,619)    (2,707,267)

    Income tax provision .................          --             --             --
                                             -----------    -----------    -----------

                   Net income (loss) .....   $   734,544    $(1,080,619)   $(2,707,267)
                                             ===========    ===========    ===========

Basic and diluted income (loss) per share    $      .06     $      (.09)
                                             ===========    ===========

Weighted average common shares outstanding    11,864,058     10,912,080
                                             ===========    ===========

          See accompanying notes to consolidated financial statements.

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
         Consolidated Statements of Accumulated Other Comprehensive Loss

                                                                              March 26, 1997
                                                        Years Ended            (Inception)
                                                          July 31,               Through
                                                 --------------------------      July 31,
                                                     2004          2003           2004
                                                 -----------    -----------    -----------
Net income (loss) ............................   $   734,544    $(1,080,639)   $(2,707,267)

Other comprehensive (loss), net of tax:
    Foreign currency translation .............      (339,570)      (185,391)      (644,135)
                                                 -----------    -----------    -----------

                   Comprehensive income (loss)   $   394,974    $(1,266,030)   $(3,351,402)
                                                 ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                         *** SPLIT TABLE - SEE BELOW ***


                                   Preferred Stock               Common Stock
                              -------------------------   -------------------------
                                Shares       Par Value      Shares      Par Value
                              -----------   -----------   -----------   -----------
Balance at
    March, 26 1997 ........          --     $      --            --     $      --
    Sale of preferred stock  * 10,912,080        10,912          --            --
Foreign currency
    translation adjustment           --            --            --            --
Net loss ..................          --            --            --            --
                              -----------   -----------   -----------   -----------
Balance at
    July 31, 2001 .........    10,912,080        10,912          --            --
Foreign currency
    translation adjustment           --            --            --            --
Net loss ..................          --            --            --            --
                              -----------   -----------   -----------   -----------
Balance at
    July 31, 2002 .........    10,912,080        10,912          --            --
Foreign currency
    translation adjustment           --            --            --            --
Net loss ..................          --            --            --            --
                              -----------   -----------   -----------   -----------
Balance at
    July 31, 2003 .........    10,912,080        10,912          --            --
Issuance of common stock ..          --            --            --            --
    for services ..........          --            --      38,397,164        38,397
Issuance of common stock
    for debt ..............          --            --       1,636,233         1,636
Issuance of common stock
    for services ..........          --            --         239,289           239
Merger with SIPC ..........          --            --      10,550,000        10,550
Acquisition of subsidiaries  * 23,431,582        23,432          --            --
Foreign currency
    translation adjustment           --            --            --            --
Net income ................          --            --            --            --
                              -----------   -----------   -----------   -----------
Balance at
    July 31, 2004 .........    34,343,662   $    34,344    50,822,686   $    50,822
                              ===========   ===========   ===========   ===========

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                         *** SPLIT TABLE - SEE ABOVE ***

                                                 Deficit
                                               Accumulated    Accumulated
                                Additional       During         Other
                                 Paid-in       Development   Comprehensive
                                 Capital          Stage        Income           Total
                                -----------    -----------    -----------    -----------
Balance at
    March, 26 1997 ........     $      --      $      --      $      --      $      --
    Sale of preferred stock          27,175           --             --           38,087
Foreign currency
    translation adjustment             --             --           21,203         21,203
Net loss ..................            --       (1,350,829)          --       (1,350,829)
                                -----------    -----------    -----------    -----------
Balance at
    July 31, 2001 .........          27,175     (1,350,829)        21,203     (1,291,539)
Foreign currency
    translation adjustment             --             --         (140,377)      (140,377)
Net loss ..................            --       (1,007,362)          --       (1,007,362)
                                -----------    -----------    -----------    -----------
Balance at
    July 31, 2002 .........          27,175     (2,358,191)      (119,174)    (2,439,278)
Foreign currency
    translation adjustment             --             --         (185,391)      (185,391)
Net loss ..................            --       (1,080,639)          --       (1,080,639)
                                -----------    -----------    -----------    -----------
Balance at
    July 31, 2003 .........          27,175     (3,438,830)      (304,565)    (3,705,308)
Issuance of common stock ..            --             --             --             --
    for services ..........         (29,397)          --             --            9,000
Issuance of common stock
    for debt ..............         465,859           --             --          467,495
Issuance of common stock
    for services ..........         111,931           --             --          112,170
Merger with SIPC ..........         (10,688)          --             --             (138)
Acquisition of subsidiaries         448,906           --             --          472,338
Foreign currency
    translation adjustment             --             --         (339,570)      (339,570)
Net income ................            --          731,563           --          731,563
                                -----------    -----------    -----------    -----------
Balance at
    July 31, 2004 .........     $ 1,013,786    $(2,707,267)   $  (644,135)   $(2,252,450)
                                ===========    ===========    ===========    ===========

   * Restated

          See accompanying notes to consolidated financial statements.

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                       March 26, 1997
                                                                Years Ended             (Inception)
                                                                  July 31,                Through
                                                          -------------------------       July 31,
                                                             2004            2003          2004
                                                          -----------    -----------    -----------
Cash flows from operating activities:
    Net income/loss ...................................   $   734,544    $(1,080,619)   $(2,707,267)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization ................        21,754         21,129        107,170
         Changes in operating assets and liabilities:
              Receivables .............................       403,249       (192,426)      (137,482)
              Prepaid expenses and other current assets       (23,576)          --          (23,576)
              Accounts payable ........................       125,509         88,176        279,147
              Accrued expenses ........................       102,000        (86,902)       151,468
              Other ...................................        75,696        (52,519)       131,244
                                                          -----------    -----------    -----------
                    Net cash provided by (used in)
                       operating activities ...........     1,439,176     (1,303,161)    (2,199,296)
                                                          -----------    -----------    -----------

Cash flows from investing activities:
    Acquisition of equipment ..........................       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------
                    Net cash used in
                       investing activities ...........       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
    Advances from affiliates ..........................    (1,388,264)     1,313,431      2,007,755
    Advances from related parties .....................         5,641           --            5,641
    Proceeds from issuance of preferred stock .........          --             --          326,155
    Proceeds from issuance of common
       stock, net of issuance costs ...................          --             --           31,776
                                                          -----------    -----------    -----------
                    Net cash provided by (used in)
                       financing activities ...........    (1,382,623)     1,313,431      2,371,327
                                                          -----------    -----------    -----------

Effect on cash from foreign currency translation ......         1,394            691          8,726

                    Net change in cash and
                       cash equivalents ...............        32,560         (4,177)        46,191

Cash and cash equivalents:
    Beginning of period ...............................        13,631         17,809           --
                                                          -----------    -----------    -----------

    End of period .....................................   $    46,191    $    13,632    $    46,191
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes ...................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========
       Interest .......................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

(1)  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Background

Effective July 31, 2004, Hall Effect Medical Products, Inc. ("HEMP"), a Delaware corporation, enteredn into a share exchange agreement with Sports Information Publishing Corp. ("SIPC"), which was incorporated under the laws of Colorado on November 7, 2003. Subsequently SIPC changed its name to In Vivo Medical Diagnostics, Inc.

SIPC was originally incorporated for the purpose of engaging in the sports prognostication. In 2002, SIPC filed a Form SB-2 registration statement with the Securities and Exchange Commission relating to the registration of up to 1,000,000 previously issued shares of common stock at a price of $0.15 per share. The SEC declared the offering effective in August 2003.

Background

IVMD, Inc. and our subsidiaries ("we" "us" or "our" or the Company) is a development-stage enterprise. We are developing medical diagnostic products for personal and professional use. Several of our products are based on technology that utilizes the Hall Effect, discovered more than a hundred years ago, for which we are developing practical applications. We are also developing products that utilize signal processing for the late-term pregnancy market. Prior to the merger, we were controlled and funded by a private UK company; the Westek Limited employee Trust.

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD UK Limited ("IVMD") and Jopejo Limited ("Jopejo"), both UK companies. The assets and liabilities of our foreign subsidiaries have been translated at the exchange rate in effect at July 31, 2004 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

Change in fiscal year-end

We elected to change our year-end from September 30 to July 31. The financial statements presented herein cover the year ended July 31, 2004 and 2003 for Jopejo and the ten months ended July 31, 2004 and the year ended September 30, 2003 for IVMD UK.

Basis of presentation

Our research is conducted in Inverness, Scotland through our subsidiaries; IVMD UK Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters. We plan to continue to raise capital through stock sales and debt issuances to fund our development.

Inherent in our development-stage enterprise are various risks and uncertainties, including our limited operating history, historical operating losses, dependence upon strategic alliances, and market acceptance of the Hall Effect technology. Our future success will be dependent upon our ability to develop and provide new medical devices that meet customers changing requirements, including the effective use of the Hall Effect technology, to continue to enhance our current products under development, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

We have incurred losses since inception and we have a net capital deficit at July 31, 2004. These factors, among others, raise substantial doubt about our ability to continue as a going concern. In 2004, we have merged with a public shell company. This merger provides us with limited access to the capital markets. We plan to raise capital through public or private stock offerings to finance our development activities and ultimately, to achieve profitability. However, there is no assurance that we will be successful in our efforts to raise capital or to become a profitable company.

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Use of Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at July 31, 2004.

Property and Equipment

Property and equipment are stated at cost. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets, generally ranging from three to five years. Property and equipment under capital leases are stated at the present value of minimum lease payments and are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the assets. Leasehold improvements are amortized using the straight-line method over the estimated useful lives of the assets or the term of the lease, whichever is shorter.

Income Taxes

We account for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (SFAS 109). SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.

Revenue Recognition

Revenue related to Internet services is recognized as the services are provided and deferred and amortized to operations for amounts billed relating to future periods. Installation and customer set up fees are recognized upon completion of the services.

Revenue from consulting services is recognized as the services are provided. Revenue from hardware and software sales is recognized upon shipment of the respective products.

Financial Instruments

At July 31, 2004, the fair value of our financial instruments approximate their carrying value based on their terms and interest rates.

Stock based Compensation

We account for stock-based compensation arrangements in accordance with Statement of financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 and provide the pro forma disclosure provisions of SFAS No. 123.

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Foreign Currency Translation

Our assets and liabilities, which have the British pound as its functional currency, are translated into United States dollars at the foreign currency exchange rate in effect at the applicable reporting date, and the statements of operations are translated at the average rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of other comprehensive income.

Research and Development Costs

Research and development costs are expensed as incurred.

Recently Issued Accounting Pronouncements

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument this is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily financial instruments are subject to SFAS No. 150 for the first period beginning after December 15, 2003. Adoption of SFAS No. 150 will require us to report any cumulative redeemable preferred stock and any cumulative Class C redeemable preferred stock outstanding at the time of adoption as a liability.

Note 2:  Related party transactions

We purchased goods and services from related parties totalling $383,303 and $242,200 during the year ended July 31, 2004 and 2003, respectively. As of July 31, 2004, $75,156 is due to related parties.

We received advances from Westek Limited totalling $424,956 and we repaid Westek limited a total of $163,926 during the year ended July 31, 2004. We received advances from Westek Limited totalling $1,063,618 and we repaid Westek limited a total of $194,222 during the year ended July 31, 2004. In July 2004, Westek agreed to release us from a portion of the accumulated advances in exchange for shares of preferred stock. We realized a gain on debt extinguishments of $1,748,515 in the accompanying financial statements.

Note 3:  Property and equipment

Major classes of property and equipment as of July 31, 2004 are listed below:

     Furniture and fixtures ...........................   $ 28,764
     Office equipment .................................     65,678
     Plant and equipment ..............................     18,387
                                                          --------
                                                           112,829
     Less: accumulated depreciation ...................     70,048
                                                          --------
                                                          $ 42,781
                                                          ========

Depreciation expense was $21,620 and $21,046 for the years ended July 31 2004 and 2003, respectively.

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 4:  Notes payable

We are obligated under the following demand notes payable as of July 31, 2004:

      Inverness and Nairn Enterprise ...................   $ 88,245
      Steve Haggerty ...................................     10,000
      Kan Daglish ......................................     10,000
      Joe Frame ........................................     10,000
      Helen Goody ......................................      9,250
      James Bell .......................................     10,000
                                                           --------
                                                           $137,495
                                                           ========

Note 5:  Convertible preferred stock, at redemption value

As of July 30, 2004, our authorized capital included of 50,000,000 shares of preferred stock of which 34,343,662 are outstanding and designated as 4% convertible preferred stock.

Note 6:  Common stock

We are authorized to issue 100,000,000 shares of common stock.

Note 7:  Income taxes

A reconciliation of U.K. statutory income tax rate to the effective rate follows for the years ended July 31, 2004 and 2003:

                                                            Years Ended
                                                              July 30,
                                                        ---------------------
                                                          2004         2003
                                                        --------     --------
U.K. statutory federal rate .........................    19.00%       30.00%
Net operating loss for which no tax
    benefit is currently available ..................   -19.00%      -30.00%
                                                        --------     --------
                                                          0.00%        0.00%
                                                        ========     ========


At July 31, 2004, deferred U. K. income taxes were $-0-. U.K. pretax income was $734,544 and a loss of $1,080,619, respectively, for the years ended July 31, 2004 and 2003, respectively.

At July 31, 2004, we had a net operating loss carryfoward of approximately $4,221,336, which was fully allowed for in the valuation allowance of $802,054. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The change in the valuation allowance for the ten months ended July 31, 2004 was $10,919.

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


At July 31, 2003, we had a net operating loss carryfoward of approximately $4,278,806, which was fully allowed for in the valuation allowance of $812,973. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery.

Note 8:  Acquisitions

July 26, 2004

On July 22, 2004, we acquired Jopejo Limited and IVMD UK, Inc. from Westek Limited, in a tax-free stock exchange.

We issued 34,343,662 shares of convertible preferred stock in exchange for 100 percent of Jopejo Limited's issued and outstanding ordinary shares and 100 percent of Jopejo Limited's issued and outstanding ordinary and preferred shares. In addition, we agreed to be co-obligor of approximately $1.8 million in debt obligations to Westek. As part of the acquisition, we issued 3,000,000 shares of common stock to HEMP TL.

As a result of these transactions, Jopejo limited and IVMD UK, Inc. became wholly owned subsidiaries.

July 30, 2004

On July 30, 2004, HEMP exchanged 100 percent of its outstanding shares of common stock for 34,637,253 shares of the preferred stock and 38,636,453 shares of common stock of SIPC. This acquisition has been treated as a recapitalization of HEMP, a Delaware corporation, with SIPC the legal surviving entity. Since SIPC has, prior to the recapitalization, minimal assets (consisting primarily of cash and trade payables) and no operations, the recapitalization has been accounted for as the sale of 10,550,000 shares of In Vivo DE common stock for the net assets of SIPC. Costs of the transaction have been charged to the period.