Form 10QSB
period 2004-10-31
IN VIVO MEDICAL DIAGNOSTICS, INC.
filed 2005-02-03
CIK 1142733

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 31, 2004
                        Commission File Number: 000-49972

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
           ----------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Colorado                                         84-1579760
    -------------------------------                       -------------------
    (State or other jurisdiction of                        (I.R.S. Employer
      incorporation or organization)                      Identification No.)


     The Green House, Beechwood Business Park North,
                   Inverness, Scotland                         IV2 3BL
     -------------------------------------------------        ----------
        (Address of principal executive offices)              (Zip Code)

                 Issuer's telephone number: 011 44-1463-667-347
                                            -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing
requirements for the past 90 days.               YES [X]         NO [ ]

Indicate  by check mark  whether  the  registrant  is an  accelerated  Filer (as
defined in Rule 12-b-2 of the Exchange Act).     YES [ ]         NO [X]
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the close of the latest practical date.

          Title of Class                          Number of Shares Outstanding
          --------------                          ----------------------------
Common Stock (par value $0.001 per share)      51,376,686 as of January 31, 2005

                        IN VIVO MEDICAL DIAGNOSTICS, INC.


                                      INDEX



                                                                         Page
                                                                         Number
                                                                         ------

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

 Consolidated Balance Sheets
 October 31, 2004 (Unaudited) and July 31, 2004.........................   1
 Consolidated Statements of Operations
 Three Months Ended October 31, 2004 and October 31, 2003 (Unaudited)
 and Inception (March 26, 1997)through October 31, 2004 (Unaudited).....   2
 Consolidated Statements of Cash Flows
 Three Months Ended October 31, 2004 and October 31, 2003 (Unaudited)
 and Inception (March 26, 1997) through October 31, 2004 (Unaudited)....   3
 Notes to the Consolidated Financial
 Statements (Unaudited).................................................   4
 Item 2. Management's Discussion and Analysis of
 Financial Condition and Plan of Operations............................    8
 Item 3. Controls and procedures.......................................    8


 PART II. OTHER INFORMATION
 Item 1. Legal Proceedings ............................................   12
 Item 2. Changes in Securities.........................................   12
 Item 3. Defaults Upon Senior Securities...............................   12


 Item 4. Submission of Matters to a Vote of Security
         Security Holders..............................................   12


 Item 5. Other Information ............................................   12


 Item 6. Exhibits and Reports on Form 8-K..............................   12

 Signatures............................................................   13

               IN VIVO MEDICAL DIAGNOSTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      October 31,     July 31,
                                                                         2004           2004
                                                                      -----------    -----------
                                                                      (unaudited)
                                     ASSETS
     CURRENT ASSETS:

Cash and cash equivalents .........................................   $    48,423    $    46,191
Accounts receivable ...............................................       209,710        250,444
Prepaid expenses ..................................................        25,137         23,576
                                                                      -----------    -----------



 TOTAL CURRENT ASSETS .............................................       283,270        320,211
                                                                      -----------    -----------

Property, plant & Equipment, net ..................................        42,127         42,781


Other assets ......................................................         6,000          6,000

                                                                      -----------    -----------
TOTAL ASSETS ......................................................   $   331,397    $   368,992
                                                                      ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable ..................................................   $   608,154    $   431,402
Accrued liabilities ...............................................       164,050        168,258
Indebtedness to related parties ...................................     1,898,937      2,021,782
                                                                      -----------    -----------
TOTAL CURRENT LIABILITIES .........................................   $ 2,671,141    $ 2,621,442
                                                                      -----------    -----------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:

4% Convertible Preferred stock, $0.001 par value; 50,000,000 shares
authorized; 34,343,662 issued and outstanding .....................        34,344         34,344
Common stock, $0.001 par value; 100,000,000 shares authorized;
51,376,686 and 50,822,686 issued and outstanding ..................        51,376         50,822
Additional paid-in capital ........................................     1,102,992      1,013,786
Accumulated other comprehensive loss ..............................      (684,169)      (644,135)
Deficit accumulated during the development stage ..................    (2,844,287)    (2,707,267)
                                                                      -----------    -----------
Total shareholder's deficit .......................................    (2,339,744)    (2,252,450)
                                                                      -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .......................   $   331,397    $   368,992
                                                                      ===========    ===========

           See accompanying notes to consolidated financial statements

               IN VIVO MEDICAL DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          THREE MONTHS ENDED            Inception
                                              OCTOBER 31,            (March 26, 1997)
                                      ----------------------------       through
                                          2004            2003       October 31, 2004
                                      ------------    ------------    ------------
Revenues ..........................   $    417,405    $    142,902    $  1,838,235

Cost of Revenues ..................            260             736         237,777
                                      ------------    ------------    ------------
Gross Profit ......................        417,145         142,166       1,600,458

Other Operating Income ............           --            42,000          --
                                      ------------    ------------    ------------
                                           417,145         184,166       1,600,458

Research and development expenses .         98,657          84,741       1,531,421
General and administrative expenses        455,508         318,836       5,343,658
                                      ------------    ------------    ------------

                                           554,165         403,577       6,875,079
                                      ------------    ------------    ------------

Operating loss ....................       (137,020)       (219,411)      5,274,621

                                      ------------    ------------    ------------

Gain from extinguishment of debt ..           --              --         2,430,334

Loss before taxes .................       (137,020)       (219,411)     (2,844,287)

Income taxes ......................           --              --              --
                                      ------------    ------------    ------------

Net loss ..........................   $   (137,020)   $   (219,411)   $ (2,844,287)
                                      ============    ============    ============


Basic and diluted loss per share ..    $     (0.00)    $     (0.00)
                                       ============    ============

Weighted average number of shares .     85,443,349      10,912,080
                                       ============    ============

          See accompanying notes to consolidated financial statements.

               IN VIVO MEDICAL DIAGNOSTICS, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        -
                                   (Unaudited)

                                                    THREE MONTHS ENDED         Inception
                                                        OCTOBER 31,         (March 26, 1997)
                                                 -------------------------       through
                                                    2004            2003     October 31, 2004
                                                 -----------   -----------   -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss..................................... $ (137,020)   $  (219,411)  $   2,844,287
   Adjustments to reconcile net loss to net
   cash used by operating activities:
     Depreciation and amortization..............      4,069          4,956         111,239
     Legal fees paid with common stock..........     90,000           -             90,000
     Changes in assets and liabilities:
       Accounts receivable......................     43,746        (15,800)        (93,736)
       Prepaid expenses.........................     (1,277)          -            (24,853)
       Accounts payable.........................    171,565        226,926         450,712
       Accrued liabilities......................     (6,230)          -            145,238
       Other....................................    (64,070)          -             67,174
                                                 -----------   -----------   -------------
NET CASH PROVIDED (USED BY) OPERATING ACTIVITIES    101,335        (3,329)     (2,097,,961)
                                                 -----------   -----------   -------------
CASH FLOWS FROM INVESTING ACTIVITIES

    Purchase of property and equipment, net.....     (2,900)           -          (137,466)

                                                 -----------   -----------   -------------
NET CASH USED BY INVESTING ACTIVITIES...........     (2,900)           -          (137,466)
                                                 -----------   -----------   -------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Repayment to affiliates, net...............    (96,203)           -         1,911,552
     Advances from related parties..............       -               -             5,641
     Proceeds from sale of common stock.........       -               -            31,776
     Proceeds from issuance of preferred stock..       -               -           326,155
                                                 -----------   -----------   -------------
NET CASH USED BY FINANCING ACTIVITIES...........    (96,203)           -         2,275,124
                                                 -----------   -----------   -------------
Net increase (decrease) in cash.................      2,232          (3,329)        48,423
Cash and cash equivalents, beginning............     46,191           9,507           -
                                                 -----------   -----------   -------------
Cash and cash equivalents, ending...............  $  48,423      $    6,178      $  48,423
                                                 ===========   ===========   =============

             See accompanying notes to consolidated financial statements.

               IN VIVO MEDICAL DIAGNOSTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


In Vivo Medical Diagnostics, Inc., ("the Registrant", "the Company" or "In Vivo") was formerly known as Sports Information and Publishing Corp., and is engaged in the development of exciting lateral applications of novel measurement techniques in medical devices with near patient testing applications.

On July 30, 2004, the Company acquired 100% of the capital stock of In Vivo Medical Diagnostics Inc., a Delaware Corporation (In Vivo DE) and formerly known as Hall Effect Medical Products Inc., in exchange for an aggregate of 34,343,662 shares of our 4% voting, redeemable, convertible preferred stock (the "4% Preferred Stock") and 38,636,453 shares of our common stock (the "Share
Exchange"). As a result of the share exchange, In Vivo DE became our wholly-owned subsidiary and changed its name from Hall Effect Medical Products, Inc. to its current name, In Vivo Medical Diagnostics Inc. and our fiscal year end was changed from September 30 to July 31 effective with the fiscal year ended July 31, 2004.

In connection with the Share Exchange, the Company:

     o issued to the former holders of 8,000,000 shares of In Vivo DE preferred stock, an aggregate of 34,343,662 shares of our 4% Preferred Stock;

     o issued to the former holders of shares of In Vivo DE common stock, an aggregate of 38,636,453 shares of our common stock;

     o issued 1,636,233 additional shares of our common stock to holders of $467,495 of promissory notes issued by In Vivo DE's wholly owned subsidiaries Hall Effect Technologies Ltd. and Jopejo Ltd. in exchange for the cancellation of such notes; which notes were originally convertible into 750,000 shares of In Vivo DE common stock; and

     o    agreed to cause the resignation of all current members of our board of
          directors   and  appoint  new   directors  as  designated  by  certain
          shareholders or affiliates of In Vivo.

Each full share of our 4% Preferred Stock is convertible at any time after October 31, 2005, at the option of the holder, into one full share of our common stock. The shares of 4% Preferred Stock vote, together with our outstanding common stock on an "as converted" basis, at any regular or special meeting of our stockholders called for the purpose of electing directors of our company or to vote on any other matter requiring shareholder approval under Colorado corporate law. Assuming conversion of all of our shares of 4% Preferred Stock, the 76,200,000 shares of common stock issued and issuable to the former securityholders of In Vivo DE and its subsidiaries represent approximately 88 % of our fully diluted common stock.


We have two wholly owned subsidiaries, IVMD(UK) Ltd. ("IVMD") and Jopejo Ltd. ("Jopejo"), both of which are incorporated under the laws of England and Wales and based in Inverness, Scotland.

IVMD was formed in August 2004 from Hall Effect Technologies Ltd ("HET") who had built a platform of patents from which to exploit unique commercial applications. HET's operations were, historically, funded in part from development contracts and government grants, with a majority of funding provided by its previous major shareholder, Abacus. The controlling interest of Jopejo Ltd, a biotech research company utilizing similar development techniques, was purchased by Abacus and the operations of the companies merged to achieve development savings.

               IN VIVO MEDICAL DIAGNOSTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


BUSINESS

INTRODUCTION.

HET and Jopejo are developing a group of medical diagnostic products for personal and professional use. These products are based on technology that utilizes the "Hall Effect" phenomenon discovered over 100 years ago, for which In Vivo scientists are currently developing practical applications. HET is in the final development stages of groundbreaking medical devices for measuring levels of blood coagulation and other applications for the cardio-vascular market. Other medical applications being addressed by HET's patented technology include the measuring of blood sugar levels for the diabetes market and other conditions where measuring and imaging is essential. HET has a substantial patent portfolio relating to its technology. In addition, Jopejo has developed a patented pregnancy monitoring technology, and is also in the late stages of developing new and better monitoring devices that utilize signal processing for the late-term pregnancy market.

HET was formed in January 2001 with the goal of building a platform of patented technologies from which to exploit unique commercial applications. HET's operations have, historically, been funded in part from development contracts and, in majority, by its previous major shareholder, Westek Employee Benefits Trust ("Abacus"). The controlling interest of Jopejo, a bio-tech research company utilizing similar development processes, was purchased by Abacus and the operations of the two companies were merged to exploit the combined technology base.

The fundamental premise is in the transfer of measurement technology, the principles of which are known and established in the world of physical science, into medical devices with global near-patient applications. This is done through the creation of novel, patented methods and apparatus for which HET is the sole owner of the intellectual property.

Basis of Presentation

The unaudited financial statements included in the Form 10-QSB have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934. The financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

               IN VIVO MEDICAL DIAGNOSTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Certain information and footnote disclosures normally contained in financial statements prepared in accordance with generally accepted accounting principles have been omitted, pursuant to such rules and regulations.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

GOING CONCERN

     The Company had a working capital deficiency of $ for the fiscal year (10 months) ended July 31, 2004 and $ for the three months ended October 31, 2004. At October 31, 2004, the Company had an accumulated deficit of $1,194,083, and had incurred a loss of $113,835 for the three months then ended and a loss of $282,700 for the year ended July 31, 2004. In addition, the Company's available cash of $ at October 31, 2004 is not sufficient to fund operations for the next twelve months. Although the Company is in the development stage, such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.

NOTE 2 - INFORMATION ON THE OPERATING SUBSIDIARIES AND BUSINESS PLAN


NOTE 3 - Earnings per share -

      The average number of shares outstanding for the period includes the 34,343,662 issued shares of the Company's Preferred convertible stock as such shares have equivalent voting rights to those of common shareholders.


NOTE 4 - SUBSEQUENT EVENTS

     On December 22, 2004, the Company entered into a Subscription Agreement with an accredited investor, NITE Capital, L.P. (the "Investor"), pursuant to which the Investor purchased an aggregate principal amount of $250,000 in an 8% promissory note, and 60,096 shares of our common stock, par value $.001 per share. The aforementioned securities were issued to the Investor by us pursuant to Section 4(2) of the Securities Act of 1933, as amended.

     The promissory note bears simple interest at 8% per annum payable on the maturity date, which is the earlier of (i) June 22, 2005 of (ii) the date subsequent to the date of the note which we enter into any financing or financings of any type aggregating $1,500,000 or more. If we do not repay the note within 3 business days of the maturity date (either on June 22, 2005 of upon subsequent financing as described in the preceding sentence), the Investor may, at its sole option, convert such note into common stock at a 50% discount of the average of the three lowest closing prices for our common stock on the NASD OTC Bulletin Board (or such other principal market or exchange where our common stock is listed or traded at the time of conversion) for the ten days immediately preceding the maturity date.

               IN VIVO MEDICAL DIAGNOSTICS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)


     We may prepay the principal amount of the note, in whole or in part without premium or penalty, at any time. In the event that we intend to prepay any or all of the outstanding principal or interest on the note, we must provide written notice to the Investor at least 10 days prior to the proposed prepayment date. In the event that we, subsequent to the date of the note, enter into any financing or financings of any type aggregating $1,000,000, then and in such event we shall be required to make a partial prepayment of $175,000 of the principal amount of the note and the pro rata share of interest accrued to date on such portion of the note. In addition, in the event that we, subsequent to the date of the note, enter into any financing or financings of any type aggregating more than $1,000,000 but less than $1,500,000, then and in such event the amount of the partial prepayment shall be increased on a pro-rata basis (up to the full principal amount of the note and the pro rata share of interest accrued to date on the note in the case of a financing totaling at least $1,500,000). We are required to notify the Investor in writing of any financing which results in In Vivo being required to prepay the note, in whole or in part, prior to June 22, 2005, and to make such payment within three business days after we receive the proceeds of such financing.

     In addition, we entered into a Registration Rights Agreement with the Investor dated as of December 22, 2004. If we at any time after the date hereof, but before December 22, 2005, propose to register any of our securities under the Securities Act of 1933, as amended (other than pursuant to a registration statement in connection with an acquisition or in a manner which would not permit the registration of the shares issuable pursuant to the note for sale to the public, such as on Form S-8 or on Form S-4 or other comparable form), we shall include the shares issuable pursuant to the note in such registration. Provided, however, that if, at any time after giving such written notice of our intention to register any of the Investor's securities and prior to the effective date of the registration statement filed in connection with such registration, we may determine for any reason not to register or to delay the registration. We must give written notice of such determination to the Investor and thereupon shall be relieved of our obligation to register any securities issued or issuable in connection with such registration (but not from our obligation to pay registration expenses in connection therewith or to register the securities in a subsequent registration).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

     GENERAL

     The following discussion and analysis should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

     This management's discussion and analysis of financial conditions and results of operations contains certain "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. Such statements relating to future events and financial performance are forward-looking statements that involve risks and uncertainties, detailed from time to time in the Company's various SEC filings. No assurance can be given that any such matters will be realized.

                              RESULTS OF OPERATIONS

The Three Months Ended October 31, 2004 Compared to the Three Months Ended October 31, 2003

General and administrative expenses totaled $427,057 for the three months ended October 31, 2004 as compared to $318,787 for the three months ended October 31, 2003, a net increase of $108,270. The net increase is primarily due to an increase in specialized consulting and legal fees as well as .

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company.

     The Company's cash of $48,423 as of October 31, 2004 is not sufficient to support current levels of operations for the next twelve months and it will be necessary for the Company to seek additional financing. The Company, therefore, has recently sought investors and lenders and on December 22, 2004, entered into a Subscription Agreement with an accredited investor, NITE Capital, L.P. (the "Investor"), pursuant to which the Investor purchased an aggregate principal amount of $250,000 in an 8% promissory note, and 60,096 shares of our common stock.

     The promissory note bears simple interest at 8% per annum payable on the maturity date, which is the earlier of (i) June 22, 2005 or (ii) the date subsequent to the date of the note which we enter into any financing or financings of any type aggregating $1,500,000 or more (see Note 7).

The Company is also in discussions with other financing sources and intends to obtain funds through credit lines, loans and/or sales of its common stock. Should the company be unable to obtain sufficient financing, It may have to curtail operations.

Critical Accounting Policies

     The Company's discussion and analysis of its financial condition and results of operations are based upon In Vivo's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the use of estimates that affect the reported amounts of assets, liabilities and expenses. The Company evaluates its estimates on an ongoing basis, including estimates for Income tax assets and liabilities and the impairment of the value of investments. The Company bases its estimates on historical experience and on actual information and assumptions that are believed to be reasonable under the circumstances at that time. Actual results may differ from these estimates under different assumptions or conditions. The Company believes that the following critical accounting policies affect its more significant estimates used in the preparation of its financial statements.

     Accounting for Income Taxes.

     The Company currently records a full valuation allowance against the deferred tax benefit for net operating losses generated, since in management's opinion the net operating losses do not meet the more likely than not criteria for future realization.


     Impairment of Investments.

     In Vivo Medical Diagnostics, Inc. reviews estimates of the value of its investments each reporting period and records an impairment loss to the extent that management believes that there has been an impairment to the carrying value.

     Recent Accounting Pronouncements


     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts entered into or modified after June 31, 2003. The guidance should be applied prospectively. The provisions of this Statement that relate to SFAS 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 31, 2003. The adoption of SFAS No. 149 is not expected to have an impact on the Company's financial statements.

     In May 2003,  the FASB issued  Statement of  Accounting  Standards  No. 150
"Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" (SFAS No. 150). SFAS No. 150 establishes standards for classification and measurement in the statement of financial position of certain financial instruments with characteristics of both liabilities and equity. It requires classification of a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company has not yet determined the impact, if any, of the adoption of SFAS on its financial position or results of operations.


In May 2003, the consensus on EITF Issue No. 01-08, "Determining Whether an Arrangement Contains a Lease," was issued. The guidance in the consensus applies to the purchase or sale of goods and services under various types of contracts, including outsourcing arrangements. Based on the criteria in the consensus, both parties to an arrangement are required to determine whether the arrangement includes a lease within the scope of SFAS No. 13, "Accounting for Leases." The new requirement applies prospectively to new or modified arrangements for reporting periods beginning after May 28, 2003. Accordingly, as of August 1, 2003, the company accounted for new or modified arrangements based on this guidance. Adoption of this standard did not have an impact on our company's financial statements.



 In December 2003, the Financial Accounting Standards Board (" FASB") issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities which was originally issued in January 2003. FIN 46 or revised provides guidance on the consolidation of certain entities when control exists through other entities created after January 31, 2003. The Company does not hold a variable interest in any enterprise. Accordingly, the Company does not expect the provisions of FIN 46 to have a material effect on future interim or annual financial statements.


On December 18, 2003 the SEC issued Staff Accounting Bulletin No. 104, Revenue Recognition ("SAB 104"), which supersedes SAB 101, Revenue Recognition in Financial Statements. SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, which was superseded as a result of the issuance of EITF 00-21, Accounting for Revenue Arrangements with Multiple Deliverables. The adoption of SAB 104 did not have a material impact the Company's financial position or results of operations.

ITEM 3. CONTROLS AND PROCEDURES

     Evaluation of disclosure controls and procedures.

     Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in the
Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15d-14(c) have concluded that as of a date within 90 days of the filing date of this report (the "Evaluation Date") our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls

     Subsequent to the Evaluation Date, there were no significant changes in our internal controls or in other factors that could significantly affect our disclosure controls and procedures, nor were there any significant deficiencies or material weaknesses in our internal controls. As a result, no corrective actions were required or undertaken.

PART II   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 2. CHANGES IN SECURITIES

          Mergers and issuances from 8-K


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

          None


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

          None


ITEM 5. OTHER INFORMATION

          None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          EXHIBITS

     31.1 Certification of the Chief Executive Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

     31.2 Certification of the Chief Financial Officer pursuant to Section 312 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").


     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


     REPORTS ON FORM 8-K

          The Company filed a Current Report on Form 8-K on August 10, 2004 regarding the Change in control of the Company pursuant to the transaction with Hall Effect Medical Diagnostics, Inc. which closed on July 30, 2004

          The Company filed a Current Report on Form 8-K on September 27, 2004 regarding the name change from Sports Information and Publishing Corp. to In Vivo Medical Diagnostics, Inc. and the change in the trading symbol to IVVO both of which Were effective on that date

          The Company filed a Current Report on Form 8-K on December 29, 2004 regarding the $250,000 loan transaction with NITE Capital on December 22, 2004

ITEM 7 - SIGNATURES


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IN VIVO MEDICAL DIAGNOSTICS, INC.


                                 February 3, 2005


                                 By:   /s/ John Fuller
                                       -------------------
                                       John Fuller
                                       Chief Executive Officer




                                 By:   /s/ Bernard Turner
                                       -------------------
                                       Bernard Turner
                                       Chief Financial Officer