Form 10QSB/A
period 2004-10-31
IN VIVO MEDICAL DIAGNOSTICS, INC.
filed 2005-03-17
CIK 1142733

FORM 10-QSB/A

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended October 31, 2004
                                                -----------------

                        Commission File Number: 000-49972
                                                ---------

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

          Title of Class                        Number of Shares Outstanding
----------------------------------------       -------------------------------
Common Stock (par value $0.001 per share)      51,677,282 as of March 17, 2005

                        IN VIVO MEDICAL DIAGNOSTICS, INC.


                                      INDEX
                                                                         Page
                                                                         Number
                                                                         ------

 PART I. FINANCIAL INFORMATION
 Item 1. Financial Statements

 Consolidated Balance Sheets
 October 31, 2004 (Unaudited) and July 31, 2004.........................   1
 Consolidated Statements of Operations
 Three Months Ended October 31, 2004 and October 31, 2003 (Unaudited)
 and Inception (March 26, 1997)through October 31, 2004 (Unaudited).....   2
 Consolidated Statements of Cash Flows
 Three Months Ended October 31, 2004 and October 31, 2003 (Unaudited)
 and Inception (March 26, 1997) through October 31, 2004 (Unaudited)....   3
 Notes to the Consolidated Financial
 Statements (Unaudited).................................................   4

Item 2. Management's Discussion and Analysis of
 Financial Condition and Plan of Operations............................    8

Item 3. Controls and procedures........................................   11

PART II. OTHER INFORMATION
 Item 1. Legal Proceedings ............................................   12
 Item 2. Changes in Securities.........................................   12
 Item 3. Defaults Upon Senior Securities...............................   12
 Item 4. Submission of Matters to a Vote of Security
         Security Holders..............................................   12
 Item 5. Other Information ............................................   12
 Item 6. Exhibits and Reports on Form 8-K..............................   12

 Signatures............................................................   13

               IN VIVO MEDICAL DIAGNOSTICS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      (unaudited)
                                     ASSETS
     CURRENT ASSETS:

Cash and cash equivalents .........................................   $    48,423    $    46,191
Accounts receivable ...............................................       209,710        250,444
Prepaid expenses ..................................................        25,137         23,576
                                                                      -----------    -----------



 TOTAL CURRENT ASSETS .............................................       283,270        320,211
                                                                      -----------    -----------

Property, plant & Equipment, net ..................................        42,127         42,781


Other assets ......................................................         6,000          6,000

                                                                      October 31,     July 31,
                                                                         2004           2004
                                                                      -----------    -----------


                                                                      -----------    -----------
TOTAL ASSETS ......................................................   $   331,397    $   368,992
                                                                      ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' DEFICIT

CURRENT LIABILITIES:

Accounts payable ..................................................   $   608,154    $   431,402
Accrued liabilities ...............................................       164,050        168,258
Indebtedness to related parties ...................................     1,898,937      2,021,782
                                                                      -----------    -----------
TOTAL CURRENT LIABILITIES .........................................   $ 2,671,141    $ 2,621,442
                                                                      -----------    -----------
Commitments and contingencies

SHAREHOLDERS' DEFICIT:

4% Convertible Preferred stock, $0.001 par value; 50,000,000 shares
authorized; 34,343,662 issued and outstanding .....................        34,344         34,344
Common stock, $0.001 par value; 100,000,000 shares authorized;
51,376,686 and 50,822,686 issued and outstanding ..................        51,376         50,822
Additional paid-in capital ........................................     1,102,992      1,013,786
Accumulated other comprehensive loss ..............................      (684,169)      (644,135)
Deficit accumulated during the development stage ..................    (2,844,287)    (2,707,267)
                                                                      -----------    -----------
Total shareholder's deficit .......................................    (2,339,744)    (2,252,450)
                                                                      -----------    -----------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT .......................   $   331,397    $   368,992
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

On July 30, 2004, the Company acquired 100% of the capital stock of Hall Effect Medical Products Inc., a Delaware Corporation (In Vivo DE) in exchange for an aggregate of 34,343,662 shares of our 4% voting, redeemable, convertible preferred stock (the "4% Preferred Stock") and 38,636,453 shares of our common stock (the "Share Exchange"). As a result of the share exchange, In Vivo DE became our wholly-owned subsidiary and our fiscal year end was changed from September 30 to July 31 effective with the fiscal year ended July 31, 2004.


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

IVMD, formerly Hall Effect Technologies Ltd. ("HET") built a platform of patents from which to exploit unique commercial applications. HET's operations were, historically, funded in part from development contracts and government grants, with a majority of funding provided by Westek Ltd.. The controlling interest of Jopejo Ltd, a biotech research company utilizing similar development techniques, was purchased by Abacus and the operations of the companies merged to achieve development savings.

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

HET was formed in March 1997 with the goal of building a platform of patented technologies from which to exploit unique commercial applications. HET's operations have, historically, been funded in part from development contracts and, in majority, by Westek Ltd.. The controlling interest of Jopejo, a bio-tech research company utilizing similar development processes, was purchased by Abacus Trust Company Limited and the operations of the two companies were merged to exploit the combined technology base.

The fundamental premise is in the transfer of measurement technology, the principles of which are known and established in the world of physical science, into medical devices with global near-patient applications. This is done through the creation of novel, patented methods and apparatus for which HET is the sole owner of the intellectual property.

Basis of Presentation

The unaudited financial statements included in the Form 10-QSB/A have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB/A and Item 310(b) of Regulation SB of the Securities and Exchange Act of 1934. The financial information furnished herein reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the Company's financial position, the results of operations and cash flows for the periods presented.

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

GOING CONCERN

     The Company had a working capital deficiency of $2,301,231 for the fiscal year (10 months) ended July 31, 2004 and $2,387,871 for the three months ended October 31, 2004. At October 31, 2004, the Company had an accumulated deficit of $2,844,287, and had incurred a loss of $137,020 for the three months then ended and a loss of $282,700 for the year ended July 31, 2004. In addition, the Company's available cash of $48,423 at October 31, 2004 is not sufficient to fund operations for the next twelve months. Although the Company is in the development stage, such recurring losses and working capital deficiency raise doubt about the Company's ability to continue as a going concern. The Company's financial statements do not include any adjustments relating to the recoverability and reclassification of recorded asset amounts or to amounts and classification of liabilities that may be necessary should the Company be unable to continue as a going concern.


NOTE 2 - Earnings per share

      The average number of shares outstanding for the period includes the 34,343,662 issued shares of the Company's Preferred convertible stock as such shares have equivalent voting rights to those of common shareholders.

NOTE 3 - SUBSEQUENT EVENTS

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


                              RESULTS OF OPERATIONS

The Three Months Ended October 31, 2004 Compared to the Three Months Ended October 31, 2003

General and administrative expenses totaled $455,508 for the three months ended October 31, 2004 as compared to $318,836 for the three months ended October 31, 2003, a net increase of $136,772. The net increase is primarily due to an increase in accounting and legal fees due to the acquisition transaction described in Note 1.

Research and development costs were $98,657 in the 2004 three month period as compared to $84,741 in the 2003 three month period. The increase of $13,916 was attributable primarily to somewhat higher salary costs.

Liquidity and Capital Resources

     The Company's primary needs for liquidity and capital resources are the funding of salaries and other administrative expenses related to the management of the Company and the research and development costs.

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

     The promissory note bears simple interest at 8% per annum payable on the maturity date, which is the earlier of (i) June 22, 2005 or (ii) the date subsequent to the date of the note on which we enter into any financing or financings of any type aggregating $1,500,000 or more.

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

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements as of October 31, 2004 or as of the date of this report.

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

PART II   OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

          None

ITEM 2. CHANGES IN SECURITIES

         During the quarter ended October 31, 2004, the Company issued a total of 554,000 shares of common stock to two law firms in payment of fees


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

          The Company filed a Current Report on Form 8-K on February 3, 2005 to file the Company's financial statements and to report the change in the Company's year end.

ITEM 7 - SIGNATURES


                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 IN VIVO MEDICAL DIAGNOSTICS, INC.


                                 March 17, 2005


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