Form 10KSB/A
period 2004-07-31
IN VIVO MEDICAL DIAGNOSTICS, INC.
filed 2005-03-18
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A

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

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [_]

     State the issuer's revenues for the most recent fiscal year: $760,857

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of
a specified date within the past 60 days. As of March 16, 2005:   $10,250,000

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 51,677,282 shares of common stock, $.001 par value per share, as of March 17, 2005.

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


                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........15
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........16
Item 7.     FINANCIAL STATEMENTS.............................................F-1
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................24
Item 8A.    CONTROLS AND PROCEDURES..........................................25


                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT.......25
Item 10.    EXECUTIVE COMPENSATION...........................................26
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................27
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................29
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................30
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................30

SIGNATURES  .................................................................31

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

General Overview
----------------

In Vivo Medical Diagnostics, Inc. (formerly Sports Information and Publishing Corp.) (the "Company") is engaged in the development of lateral applications of novel measurement techniques in medical devices with `near-patient' (i.e. point of care) testing applications.

History
-------

On July 30, 2004, the security holders of Hall Effect Medical Products, Inc. consummated the transactions contemplated by a share exchange agreement (the "Share Exchange Agreement"), dated as of June 30, 2004, by and among Sports Information and Publishing Corp. , Michael D. Tanner, HEMP Trustees Limited, as the corporate trustee of the HEMP Employment Benefit Trust, John Fuller, Brian Cameron, Westek Limited, and the security holders of Hall Effect Medical Products, Inc. As a result of the exchange, Hall Effect Medical Products, Inc. became our wholly owned subsidiary ("In Vivo DE").

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

     o issued 1,636,233 additional shares of our common stock to holders of $467,495 of promissory notes ($450,000 of which was converted by July 31, 2004), issued by In Vivo DE's wholly owned subsidiaries, Hall Effect Technologies Ltd. and Jopejo Ltd., in exchange for the cancellation of such notes; and

     o agreed to cause the resignation of all current members of our board of directors and appoint new directors as designated by certain shareholders or affiliates of In Vivo DE.

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

Our Subsidiaries
----------------

We have two wholly owned subsidiaries, IVMD(UK) Ltd. ("IVMD(UK)") and Jopejo Ltd. ("Jopejo"), both of which are incorporated under the laws of England and Wales and based in Inverness, Scotland.

IVMD(UK), formerly Hall Effect Technologies Ltd ("HET") built a platform of patents from which to exploit unique commercial applications. HET's operations were, historically, funded in part from development contracts and government grants, with a majority of funding provided by Westek Ltd.. The controlling interest of Jopejo Ltd., a biotech research company utilizing similar development techniques, was purchased by Abacus Trust Company Limited and the operations of the companies merged to achieve development savings.

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

Products and Services
---------------------

We currently have applied for eleven patents (see table below), from granted to pending, covering the generic application of our products and technology. We are currently working on a number of additional patents for submission during the next year. We have allowed two additional patents to lapse because we believe that they are no longer core to our business and have no commercial value for us. We have engineered prototypes on three distinct products:


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

Commercial Arrangements
-----------------------

We have entered into a development contract and license agreement for our prothrombin blood clotting measuring device with Inverness Medical Innovations, Inc (IMA - Amex) ("IMI"), located in Boston, MA. The development contract contributes over $2 million, over an 18-month period, and culminates in the delivery of the initial batch of units for market launch during calendar year 2005.

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

In September 2001, we entered into a letter of intent with Rosti (UK) Ltd., a subsidiary of AP Moller, which is a high quality plastics and electronics supplier to the medical industry, located in Copenhagen, Denmark, for research into the exploitation of additional commercial product applications of our monitoring systems with their customer base, which includes Sony Ericsson, Nokia, Aventis, GlaxoSmithKline and Maersk Medical.

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

          Blood analyte        Blood glucose monitor  Non-invasive, accurate   Small, inexpensive
          measurement                                 and safe, glucose (and   device with rapid
                                                      other) concentration
                                                      continuous bulk
    IN RESEARCH                                       measuring device
                                                      measurement
------------------------------ ---------------------- ------------------------ ------------------------

          Medical imaging      Digital scanning       Non-invasive, safe,      Small and portable,
                               machine                high quality             cheap, continuous
    IN RESEARCH                                       alternative to 2D        display.  No ionizing
                                                      X-ray scanning           radiation.
------------------------------ ---------------------- ------------------------ ------------------------

          Bone density         Osteoporosis detection Non-invasive instant     No ionizing
          monitor              and monitoring device  display of bone          radiation.  Cheap and
    IN RESEARCH                                       mineral density for      accurate
                                                      osteoporosis patients
------------------------------ ---------------------- ------------------------ ------------------------

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

     o our devices represent the transfer of known technology from physics to medicine;

     o our technology can measure non-invasively or with very low analyte/sample size;

     o    the magnetic fields applied to human use are benign and safe;

     o our devices can be produced and sold at a much lower cost than most competitive products;

     o    our devices give 'next generation' technical superiority by:

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

     * Assumes that the product will have a 5 year life cycle and that sales will peak at the target level

     ** Countries outside of Europe and the US where patent cover is pending or granted
____________________


Other Potential Products

In addition to Glucose blood monitoring, our intellectual property covers the use of the technology for the measure and monitoring of any blood analyte - either one which occurs naturally or is introduced (i.e., through a drug or carrier). Typical examples of minimally or non-invasive applications are:

     o    Oxygen - continuous oximetry
     o    Estrogen - fertility measurement
     o    Protein markers - for gene evaluation / modification programs
     o    Drugs
     o    Alcohol

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

---------------------------- -------------------------- -------------------------------- --------------------
3. BAM  (minimally invasive) Point  of  care  blood
                             analysis                   Minimally -  invasive,  safe,    3
                                                        accurate monitoring of
                                                        clinical condition
---------------------------- -------------------------- -------------------------------- --------------------
4. Medical imaging           Professional medical       Non-invasive, safe, high -       3
                             scanner                    quality alternative to 2D X-
                             Portable imaging device    ray scanning
                             Dental imaging device
---------------------------- -------------------------- -------------------------------- --------------------
5. Bone densitometry         Professional medical       Non-invasive and safe            1
                             densitometer               measurement  of onset and
                             OTC variant for home use   status of osteoporosis
                             (esp. for female use)
---------------------------- -------------------------- -------------------------------- --------------------
6.  Internal surgery         Instrument position        Safe  and accurate 3D            1
                             monitor                    positioning of instruments

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

REVENUE GENERATION AND COMMERCIAL OPPORTUNITIES

New Product Development
-----------------------
Our new product development focus has been driven by specific contracts for products which have a clear route to market. Research has been prioritized by a combination of feasibility and market opportunity based on market research commissioned by us.

Applied Research
----------------
Our plan is to build a pipeline of products from applications currently in development. This will be matched to a set of commercial partners committed to launch products into global markets. Our technology yields a multitude of product applications for specific medical conditions. Further market research and specialist medical input will translate these research programs into end-user specific projects.

Lateral Synergies
-----------------
The nature of near-patient digital monitoring creates a further and significant commercial opportunity for electronic data transfer and remote clinical diagnosis and intervention. All our patent applications consider the use of wireless data transmission for such use.

Corporate Growth
----------------
By making the current competitive measuring technologies obsolete, our novel applications facilitate revolutionary approaches to the medical diagnostic processes in which they are applied, which opens opportunities for an effective acquisition strategy targeted at some appropriately sized but potentially less profitable companies who may have established manufacturing and distribution systems.

Timing of Commercialization
---------------------------

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

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     As of July 14, 2004, our common stock is quoted on the OTC Bulletin Board under the symbol "IVVO.OB". Prior to that we traded under the name Sports Information & Publishing Corporation and were quoted under the symbol "SIPC.OB". Prior to July 14, 2004, there was no established trading market for our common stock.


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


     As of March 8, 2005, we had 51,376,686 shares of common stock issued and outstanding owned by approximately 124 holders of record. Our transfer agent is Corporate Stock Transfer, Denver, Colorado, (303) 282-4800.

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

     o issued 1,636,233 additional shares of our common stock to holders of $467,495 of promissory notes ($450,000 of which was converted by July 31, 2004), issued by In Vivo DE's wholly owned subsidiaries, Hall Effect Technologies Ltd. and Jopejo Ltd., in exchange for the cancellation of such notes; and

     o agreed to cause the resignation of all current members of our board of directors and appoint new directors as designated by certain shareholders or affiliates of In Vivo DE.

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

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The information in this registration statement contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this registration statement are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. The Company's actual results may differ significantly from management's expectations. Notwithstanding these forward-looking statements, the Private Securities Litigation Reform Act of 1995 and Section 27A of the Securities Act of 1933 do not protect any statements we make in connection with this offering.

Overview

In Vivo Medical Diagnostics, Inc. ("In Vivo" or the "Company") is a development-stage enterprise. We are developing medical diagnostic products for personal and professional use. Several of the products for which we are developing practical applications are based on technology that utilizes the Hall Effect, a physical phenomena that measures the electrical activity as it relates to magnetic fields, which was discovered more than a hundred years ago. We are also developing products that utilize signal processing for the late-term pregnancy market.

We currently have two operating subsidiaries, IVMD(UK) Ltd. ("IVMD") and Jopejo Ltd. ("Jopejo"), both of which are incorporated under the laws of England and Wales and based in Inverness, Scotland. IVMD(UK) has a platform of patents from which to exploit unique commercial applications. Jopejo is a biotech research company utilizing similar development techniques.

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

History

The Company was originally incorporated under the laws of Colorado on November 7, 2003 under the name Sports Information Publishing Corp. ("SIPC") for the purpose of engaging in sports prognostication.

In July 2004, the Company entered into Share Exchange Agreement pursuant to which the Company acquired all of the issued and outstanding shares of Hall Effect Medical Products, Inc. ("HEMP"), a Delaware corporation, from the securityholders of HEMP.

Future Development

     We expect to focus our resources over the next twelve months on expanding the scope of our product offerings and expanding our business operations. Our new product development focus has been driven by specific contracts for products which have a clear route to market. Research has been prioritized by a combination of feasibility and market opportunity based on market research commissioned by us.

     Our plan is to build a pipeline of products from applications currently in development.We will then seek to introduce our products by securing development contracts with commercial partners committed to launching products into global markets. The exact order of introduction of our products will depend on the order in which we secure development contracts with such partners.

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

Results of Operations

Year Ended July 31, 2004 compared to year Ended July 31, 2004

Revenues

During the year ended July 31, 2004 we had sales of $760,516. During the year ended July 31, 2003, we had sales of $286,499. The increased revenues were primarily derived from the development contract and license agreement for our prothrombin blood clotting measuring device with Inverness Medical Innovations, Inc ("IMI").

Research & Development Expenses

For the year ended July 31, 2004, research and development costs were $561,686, an increase from $383,224 for the year ended July 31, 2003. The increase in 2004 resulted from the development of our prothrombin blood clotting measuring device pursuant to our agreement with IMI.

Depreciation Expenses

Depreciation expenses for the year ended July 31, 2004 decreased to $21,892 from $21,129 for the year ended July 31, 2003.

General & Administrative Expenses

General and administrative expenses for the year ended July31, 2004 increased to $1,190,086 from $954,861 for the year ended July 31, 2003. The increase in 2004 is due to our increased operations, as well as increased legal fees associated with our patents and the share exchange transaction.

Net Income (Loss)

The net income for the year ended July 31, 2004 was $1,016,327, as compared to a net loss of $1,080,619 for the year ended July 31, 2003. This change resulted primarily from a gain from the extinguishment of debt of $2,030,298 owed to Westek Limited, a private UK company.

Capital Resources

     As of July 31, 2004, we had cash of $46,191. Our current liabilities as of July 31, 2004 aggregated $2,621,442. In order to implement our plan of operation and commercialize our products, we intend to secure development contracts with commercial partners committed to launching products into global markets. We may also seek outside debt and equity financing to fund our continuing operations, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

Recent Events

In December 2004, we entered into a Subscription Agreement with an accredited investor, NITE Capital, L.P. (the "Investor"), pursuant to which the Investor purchased an aggregate principal amount of $250,000 in a 8% promissory note, and 60,096 shares of our common stock, par value $.001 per share.

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

We have limited manufacturing and marketing experience.

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

We have issued and outstanding a total of approximately 51.4 million shares of our common stock. In addition, an aggregate of another 34.3 million shares of common stock are subject to issuance upon conversion or our outstanding Series A preferred stock. The issuance of these additional shares of common stock will dilute the percentage ownership equity of holders of shares of common stock.

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

John Fuller has been our President, Chief Executive Officer and a director since July 2001. Mr. Fuller has a considerable track record in bringing conventional and new technology products to market in class leading product lead times. Mr. Fuller started HET, as its Chief Executive Officer, in July 1999, and was responsible for the acquisition of Jopejo in December 2001, and subsequent growth of the company. From September 1997 to November 1999, was Managing Director of Highland Distillers, located in Scotland, a $400 million revenue public company in the premium spirits sector. From June 1993 to August 1997 he served as Executive Vice President of Mayflower Corporation, located in Detroit, Michigan, a multinational company in the motor industry. Mr. Fuller received his B.S. in Mechanical Engineering from Southampton University and a Masters of Business Administration from Warwick University.

Brian Cameron has been our Chief Operating Officer since December 2003. Mr. Cameron joined HET and Jopejo, as a consultant in March 2001, prior to which he set up his own consulting business with customers such as BMW Gmbh and Snap On Tools. Mr. Cameron spent two and a half years on the board of Highland Distillers from March 1998 to July 2000. From November 1995 to February 1998 he was a managing director of BMH Ltd., a subsidiary of BMW-Rover, where he was engaged in licensing and branding, supplier and customer partnership building and change management. From August 1992 to November 1995 Mr. Cameron served as logistics director of Rover Group, a $3.5 billion revenue automotive company. Mr. Cameron is a Fellow of the Chartered Management Institute with a background in successful turn-around and business growth.

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

Audit Committee

     We do not have a  separately  designated  standing  audit  committee.

Code of Ethics

     We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics was filed with the Annual Report on Form 10-KSB dated February 3, 2005.


Compliance with Section 16(a) of the Exchange Act:

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of our equity securities to file with the SEC initial reports of ownership and reports of change in ownership of common stock and other equity securities of our Company. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all
Section 16(a) forms they file. To our knowledge, none of our officers and directors and 10% shareholders have filed, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during the most recent fiscal year.

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


                                     Executive Compensation Table
                                                                                            Long-Term
                                                                                           Compensation
                                                                             -----------------------------------------
                                               Annual Compensation                     Awards               Payouts
                                       ------------------------------------- ---------------------------- ------------

                                                                  Other                    Securities
                                                                  Annual     Restricted   Under-lying      All        Other
             Name and                                            Compen-       Stock        Options/       LTIP       Compen-
        Principal Position      Year   Salary ($)  Bonus ($)    sation ($)    Award(s) ($)    SARs (#)    Payouts ($)  sation ($)
----------------------------- -------- ----------- ----------- ------------- --------------- ------------ ------------ -----------
John Fuller,                  2004     235,881       -0-         -0-             -0-        4,829,577        -0-         -0-
     Chief Executive Officer  2003     204,732       -0-         -0-             -0-           -0-           -0-         -0-
                              2002     183,842       -0-         -0-             -0-           -0-           -0-         -0-
Brian Cameron,                2004     160,342       -0-         -0-             -0-        4,829,577        -0-         -0-
     Chief Operating Officer  2003       -0-         -0-         -0-             -0-           -0-           -0-         -0-
                              2002       -0-         -0-         -0-             -0-           -0-           -0-         -0-

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

     Brian Cameron. Pursuant to the terms of an Employment Agreement dated May 26, 2004, we appointed Mr. Cameron as our Chief Operating Officer for a period of three years, continuing for successive one-year terms unless otherwise terminated. We agreed to pay Mr. Cameron (pound)130,000 for the first six months and (pound)150,000 per year thereafter. Mr. Cameron shall be eligible to receive a maximum of 4,829,577 options, one-third of which is exercisable on the first anniversary of the agreement. He is also eligible to receive a cash-control and profit performance-based bonus ranging from 10% to 100% of his base salary.


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

The percentages in the table have been calculated on the basis of treating as outstanding for a particular person, all shares of our capital stock outstanding on March 15, 2005 and all shares of our capital stock issuable to that person in the event of the exercise of outstanding options and other derivative securities owned by that person which are exercisable within 60 days of March 15, 2005. Presently, there are no options or derivative securities outstanding. Percentage ownership gives pro forma effect to the conversion of all 34,343,662 outstanding shares of 4% preferred stock into common stock. Except as otherwise indicated, the persons listed below have sole voting and investment power with respect to all shares of our capital stock owned by them, except to the extent such power may be shared with a spouse.


      Name of Beneficial Owner              Number of Shares            Class of Stock       Percentage Outstanding
                                           Beneficially Owned
------------------------------------- ------------------------------ ---------------------- --------------------------
Abacus Trust Company Limited (1)            19,328,381               Preferred Stock                  22.5%
Unit 2, Taurus Park
Europa Boulevard
Warrington WA5 7YT
England
------------------------------------- ------------------------------ ---------------------- --------------------------

      Name of Beneficial Owner              Number of Shares            Class of Stock       Percentage Outstanding
                                           Beneficially Owned
------------------------------------- ------------------------------ ---------------------- --------------------------
Rodney Philip Jackson                           6,392,695               Preferred Stock                7.4%
The Green House
Beechwood Business Park North
Inverness, Scotland IV2 3BL
------------------------------------- ------------------------------ ---------------------- --------------------------
HEMP Trustees Limited                          12,879,073                Common Stock                 15.0%
10 Foster Lane
London, England
EC2V 6HR
------------------------------------- ------------------------------ ---------------------- --------------------------
Rubin Family Irrevocable Stock                  4,674,541                Common Stock                  5.4%
Trust (2)
25 Highland Boulevard
Dix Hills, New York 11730
------------------------------------- ------------------------------ ---------------------- --------------------------
John Fuller (3)                                 6,537,486                Common Stock                  7.6%
Easter Shian, Glen Quaich
Amulree, Perthshire
PH8 0DB
Scotland
------------------------------------- ------------------------------ ---------------------- --------------------------
Brian Cameron (4)                               6,513,336                Common Stock                  7.6%
Campbell Cairns, Craigellachie
Aberlour, Banffshire
Scotland
------------------------------------- ------------------------------ ---------------------- --------------------------
Bernard Turner                                      0                    Common Stock                   *
The Manor House
Field Lane,
Appleton,   Warrington, Cheshire,
United Kingdom
WA4 5JR
------------------------------------- ------------------------------ ---------------------- --------------------------
Graham Cooper                                       0                    Common Stock                   *
Rock Cottage
Finsthwaite
Cumbria
United Kingdom
LA12 8BH
------------------------------------- ------------------------------ ---------------------- --------------------------
David Barnes                                     100,000                 Common Stock                   *
108 Village Square #327
Somers, NY 10589

------------------------------------- ------------------------------ ---------------------- --------------------------
All directors and executive                    13,150,822                                             15.3%
officers as a group (5 persons)
------------------------------------- ------------------------------ ---------------------- --------------------------

___________

* less than 1%
___________

(1) Consists of shares of 4% voting preferred stock, convertible on or after October 31, 2005 into 19,328,381 shares of common stock. Abacus Trust Company Limited is acting as trustee for the Westek Limited Employee Trust. Graham Cooper, Chairman of our Board of Directors, and Bernard Turner, Chief Financial Officer are beneficiaries of the Westek Limited Employee Trust.

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

Graham Cooper, the Chairman of the Board of our company, is also the Chairman and principal stockholder of Westek Limited.

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

Exhibit
Number                                  Description
--------------------------------------------------------------------------------
2.1            Share Purchase Agreement, dated as of June 30, 2004, among
               Sports  Information and Publishing Corp.,  Michael Tanner,
               HEMP Trustees Limited (as the corporate trustee of the HEMP Employees Benefit Trust), John Fuller, Brian Cameron,
               Westek Limited and other holders of securities of In Vivo Medical Diagnostics, Inc. (as incorporated by reference to Form 8-K, filed with the Securities and Exchange
               Commission on August 10, 2004).

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

3.1 Articles of Incorporation (as incorporated by reference to Form SB-2, filed with the Securities and Exchange Commission on January 24, 2002).

3.2 Articles of Amendment of Articles of Incorporation, dated as of July 22, 2004 (as incorporated by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 3, 2005).

3.3 Articles of Amendment of Articles of Incorporation, dated as of September 20, 2004.

3.4 By-Laws (as incorporated by reference to From SB-2, filed with the Securities and Exchange Commission on January 24, 2002).

10.1 Employment Agreement among Hall Effect Technologies Limited, a company registered in England, Jonathan Andrew Fuller and Hall Effect Medical Products Inc., a Delaware corporation. (as incorporated by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 3,
               2005).

10.2 Employment Agreement among Hall Effect Technologies Limited, a company registered in England, Brian Cameron and Hall Effect Medical Products Inc., a Delaware corporation. (as incorporated by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 3, 2005).

10.3 Research and Development Agreement dated July 1, 2002 between Hall Effect Technologies Limited and Unipath Limited

10.4 Patent Licence Agreement dated September 1, 2002 between Hall Effect Technologies Limited and Unipath Limited

14.1 Code of Ethics and Business Conduct for Officers, Directors and Employees. (as incorporated by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 3, 2005).

21 List of Subsidiaries (as incorporated by reference to the Annual Report on Form 10-K, filed with the Securities and Exchange Commission on February 3, 2005).

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


Item 14. Principal Accounting Fees and Services

Audit fees
----------

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10K, and for other services normally provided in connection with statutory filings were $-0- and $3,553 for the years ended July 31, 2004 and September 30, 2003, respectively.

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

                                     IN VIVO MEDICAL DIAGNOSTICS INC.


Dated:   March 18, 2005              By:  /s/ John Fuller
                                          -------------------------------------
                                          John Fuller
                                          President and Chief Executive Officer



Dated:   March 18, 2005              By:  /s/ Bernard Turner
                                          -------------------------------------
                                          Bernard Turner
                                          Chief Financial Officer

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES
INDICATED:

            NAME                      TITLE                            DATE
--------------------------------------------------------------------------------

/s/ John Fuller                 President, Chief Executive        March 18, 2005
---------------------------     Officer and  Director
John Fuller                     (Principal Executive Officer)


/s/ Brian Cameron               Chief Operating Officer           March 18, 2005
---------------------------     and Director
Brian Cameron

/s/ David Barnes                Director                          March 18, 2005
---------------------------
David Barnes

/s/ Bernard Turner              Chief Financial Officer           March 18, 2005
---------------------------     and Director
Bernard Turner

/s/ Graham Cooper               Chairman of the Board             March 18, 2005
---------------------------
Graham Cooper

                        IN VIVO MEDICAL DIAGNOSTICS, INC.

                 (formerly Sports Information Publishing Corp.)

                        Consolidated Financial Statements

                             July 31, 2004 and 2003

                  (with Report of Independent Auditors Thereon)

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                          Index to Financial Statements
                                                                       Page
                                                                       ----

   Report of Independent Auditors ...................................   F-2

   Consolidated Balance Sheet at July 31, 2004 ......................   F-3

   Consolidated Statements of Operations for the years
        ended July 31, 2004 and 2003 and for the period
        from March 26, 1997 (Inception) through July 31, 2004 .......   F-4

   Consolidated Statements of Accumulated Other Comprehensive Loss
        for the years ended July 31, 2004 and 2003 and for the period
        from March 26, 1997 (Inception) through July 31, 2004 .......   F-5

   Statement of Changes in Shareholders' Deficit for the period from
        March 26, 1997 (Inception) through July 31, 2004 ............   F-6

   Consolidated Statements of Cash Flows for the years
        ended July 31, 2004 and 2003 and for the period
        from March 26, 1997 (Inception) through July 31, 2004 .......   F-7

   Notes to Consolidated Financial Statements .......................   F-8

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

As discussed in Note 9 to the consolidated financial statements, an error resulting in understating of reported net income was discovered by management in February 2005. Accordingly, the consolidated financial statements have been re-stated to correct the error.


/S/ Cordovano and Honeck, LLP
------------------------------------
Cordovano and Honeck, LLP


Denver, Colorado
January 25, 2005, except as to Note 9
Which is February 23, 2005

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                                  Balance Sheet

                                     Assets
Current assets:
    Cash .........................................................  $    46,191
    Accounts receivable ..........................................      250,444
    Prepaid expenses and other ...................................       23,576
                                                                    -----------
                 Total current assets ............................      320,211
Property and equipment, net ......................................       42,781
Other assets:
    Deferred offering costs ......................................        6,000
                                                                    -----------

                                                                    $   368,992
                                                                    ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable .............................................  $   431,402
    Accrued liabilities payable ..................................      172,933
    Notes payable ................................................      137,495
    Indebtedness to related parties ..............................       88,495
                                                                    -----------
                 Total current liabilities .......................      830,325

Long-term debt:
    Notes payable, related party .................................    1,541,058
                                                                    -----------
                 Total liabilities ...............................    2,371,383
                                                                    -----------
Shareholders' deficit:
    Preferred stock , $.001 par value.  Authorized 50,000,000
      shares, issued and outstanding 34,343,662 shares ...........       34,344
    Common stock , $.001 par value.  Authorized 100,000,000 shares
      issued and outstanding 50,822,686 shares ...................       50,822
    Additional paid-in capital ...................................      982,062
    Deficit accumulated during the development stage .............   (2,425,484)
    Accumulated other comprehensive ..............................     (644,135)
                                                                    -----------

                 Total shareholders' deficit .....................   (2,002,391)
                                                                    -----------

                                                                    $   368,992
                                                                    ===========

          See accompanying notes to consolidated financial statements

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                            Statements of Operations


                                                    Years Ended
                                                      July 31,              March 26, 1997
                                             ----------------------------     (Inception)
                                             (As re-stated                     Through
                                              See Note 9)                      July 31,
                                                 2004            2003            2004
                                             ------------    ------------    ------------
Net sales and gross revenues:
    Net sales ............................   $    760,516    $    286,499    $  1,420,830
    Cost of sales ........................            823           7,904         237,517
                                             ------------    ------------    ------------

                   Gross profit ..........        759,693         278,595       1,183,313
                                             ------------    ------------    ------------

Research and development .................        561,686         383,224       1,432,764
Depreciation .............................         21,892          21,129         109,503
General and administrative ...............      1,190,086         954,861       4,778,647
                                             ------------    ------------    ------------

                                                1,773,664       1,359,214       6,320,914
                                             ------------    ------------    ------------

       Loss before other income ..........     (1,013,971)     (1,080,619)     (5,137,601)

    Gain from extinguishments of debt ....      2,030,298            --         2,712,117
                                             ------------    ------------    ------------

                   Income (loss) before
                     income taxes ........      1,016,327      (1,080,619)     (2,425,484)

    Income tax provision .................           --              --              --
                                             ------------    ------------    ------------

                   Net income (loss) .....   $  1,016,327    $ (1,080,619)   $ (2,425,484)
                                             ============    ============    ============

Basic and diluted income (loss) per share    $       0.09    $      (0.10)
                                             ============    ============

Weighted average common shares outstanding     11,864,058      10,912,080
                                             ============    ============

          See accompanying notes to consolidated financial statements

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
         Consolidated Statements of Accumulated Other Comprehensive Loss

                                                                             March 26, 1997
                                                       Years Ended             (Inception)
                                                         July 31,                Through
                                                 --------------------------      July 31,
                                                   2004            2003            2004
                                                 -----------    -----------    -----------

Net income (loss) ............................   $ 1,016,327    $(1,080,639)   $(2,425,484)

Other comprehensive (loss), net of tax:
    Foreign currency translation .............      (339,570)      (185,391)      (644,135)
                                                 -----------    -----------    -----------

                   Comprehensive income (loss)   $   676,757    $(1,266,030)   $(3,069,619)
                                                 ===========    ===========    ===========

          See accompanying notes to consolidated financial statements

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit
                         *** SPLIT TABLE - SEE BELOW ***


                                               Preferred Stock                Common Stock
                                           -------------------------   -------------------------
                                             Shares      Par Value       Shares        Par Value
                                           -----------   -----------   -----------   -----------
Balance, March 26, 1997 ................          --     $      --            --     $      --
October 2000, sale of stock ............*    4,366,377         4,366          --            --
December 2001, sale of stock ...........*    6,545,703         6,546          --            --
October 2001, sale of stock ............*   23,431,582        23,432          --            --
Foreign currency
    translation adjustment .............          --            --            --            --
Net loss ...............................          --            --            --            --
                                           -----------   -----------   -----------   -----------
Balance, July 31, 2001 .................    34,343,662        34,344          --            --

Foreign currency
    translation adjustment .............          --            --            --            --
Net loss ...............................          --            --            --            --
                                           -----------   -----------   -----------   -----------
Balance, July 31, 2002 .................    34,343,662        34,344          --            --

Foreign currency
    translation adjustment .............          --            --            --            --
Net loss ...............................          --            --            --            --
                                           -----------   -----------   -----------   -----------
Balance, July 31, 2003 .................    34,343,662        34,344          --            --

Issuance of common stock
    for services .......................          --            --     *38,397,164        38,397
July 2004, merger with SIPC ............          --            --      10,550,000        10,550
July 2004, issuance of common
    stock for bridge loans .............          --            --       1,636,233         1,636
July 2004, issuance of common
    stock for services .................          --            --         239,289           239
Foreign currency
    translation adjustment .............          --            --            --            --
Net income .............................          --            --            --            --
                                           -----------   -----------   -----------   -----------
Balance, July 31, 2004 .................    34,343,662   $    34,344    50,822,686   $    50,822
                                           ===========   ===========   ===========   ===========

    * Restated

                             Split Table - See Below
================================================================================

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                         *** SPLIT TABLE - SEE ABOVE ***

                                                            Deficit
                                                          Accumulated     Accumulated
                                           Additional       During          Other
                                             paid-in      Development   Comprehensive
                                             capital         Stage         Income          Total
                                           -----------    -----------    -----------    -----------
Balance, March 26, 1997 ................   $      --      $      --      $      --      $      --
October 2000, sale of stock ............*       10,874           --             --           15,240
December 2001, sale of stock ...........*       16,301           --             --           22,847
October 2001, sale of stock ............*      448,906           --             --          472,338
Foreign currency
    translation adjustment .............          --             --           21,203         21,203
Net loss ...............................          --       (1,350,829)          --       (1,350,829)
                                           -----------    -----------    -----------    -----------
Balance, July 31, 2001 .................       476,081     (1,350,829)        21,203       (819,201)

Foreign currency
    translation adjustment .............          --             --         (140,377)      (140,377)
Net loss ...............................          --       (1,007,362)          --       (1,007,362)
                                           -----------    -----------    -----------    -----------
Balance, July 31, 2002 .................       476,081     (2,358,191)      (119,174)    (1,966,940)

Foreign currency
    translation adjustment .............          --             --         (185,391)      (185,391)
Net loss ...............................          --       (1,080,639)          --       (1,080,639)
                                           -----------    -----------    -----------    -----------
Balance, July 31, 2003 .................       476,081     (3,438,830)      (304,565)    (3,232,970)

Issuance of common stock
    for services .......................       (29,397)          --             --            9,000
July 2004, merger with SIPC ............       (10,688)          --             --             (138)
July 2004, issuance of common
    stock for bridge loans .............       448,364           --             --          450,000
July 2004, issuance of common
    stock for services .................        97,702           --             --           97,941
Foreign currency
    translation adjustment .............          --             --         (339,570)      (339,570)
Net income .............................          --        1,013,346           --        1,013,346
                                           -----------    -----------    -----------    -----------
Balance, July 31, 2004 .................   $   982,062    $(2,425,484)   $  (644,135)   $(2,002,391)
                                           ===========    ===========    ===========    ===========

    * Restated

          See accompanying notes to consolidated financial statements

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 (formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                                                                       March 26, 1997
                                                                 Years Ended            (Inception)
                                                                   July 31,               Through
                                                          --------------------------      July 31,
                                                               2004            2003         2004
                                                          -----------    -----------    -----------
Cash flows from operating activities:
    Net income/loss ...................................   $ 1,016,327    $(1,080,619)   $(2,425,484)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization ................        21,754         21,129        107,170
         Gain on debt forgiveness .....................    (2,030,298)          --       (2,712,117)
         Changes in operating assets and liabilities:
              Receivables .............................       (58,018)      (192,426)      (250,444)
              Prepaid expenses and other current assets       (23,576)          --          (23,576)
              Accounts payable ........................       125,509         88,176        431,402
              Accrued expenses ........................       102,000        (86,902)       172,933
              Other ...................................        59,589        (52,519)        (6,000)
                                                          -----------    -----------    -----------
                    Net cash provided by (used in)
                      operating activities ............      (786,713)    (1,303,161)    (4,706,116)
                                                          -----------    -----------    -----------

Cash flows from investing activities:
    Acquisition of equipment ..........................       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------
                    Net cash used in
                      investing activities ............       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
    Advances from affiliates ..........................       416,394      1,527,862      4,420,158
    Repayments of advances from affiliates ............      (160,623)      (214,431)      (728,426)
    Advances from related parties .....................          --             --           88,495
    Proceeds from issuance of preferred stock .........          --             --          510,425
    Proceeds from issuance of notes payable ...........       587,495           --          587,495
                                                          -----------    -----------    -----------
                    Net cash provided by (used in)
                      financing activities ............       843,266      1,313,431      4,878,147
                                                          -----------    -----------    -----------

Effect on cash from foreign currency translation ......         1,394            691          8,726

                    Net change in cash and
                      cash equivalents ................        32,560         (4,177)        46,191

Cash and cash equivalents:
    Beginning of period ...............................        13,631         17,809           --
                                                          -----------    -----------    -----------

    End of period .....................................   $    46,191    $    13,632    $    46,191
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:
   Cash paid during the year for:
       Income taxes ...................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========
       Interest .......................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========

Non-cash financing activities:
    Conversion of note payable to common stock            $   450,000    $      --      $   450,000
                                                          ===========    ===========    ===========


          See accompanying notes to consolidated financial statements

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1: Summary of Significant Accounting Policies

Organization and Basis of Presentation
--------------------------------------

Background
----------

Effective July 31, 2004, Hall Effect Medical Products, Inc. ("HEMP"), a Delaware corporation, merged with Sports Information Publishing Corp. ("SIPC"), which was incorporated under the laws of Colorado on November 7, 2003. Subsequent to the merger SIPC changed its name to In Vivo Medical Diagnostics, Inc. ("IVMD" "we" "us" or "our")

SIPC was originally incorporated for the purpose of engaging in the sports industry. In 2002, SIPC filed a Form SB-2 registration statement with the Securities and Exchange Commission relating to the registration of up to 1,000,000 previously issued shares of common stock at a price of $0.15 per share. The SEC declared the offering effective in August 2003.

Shares of our common stock trade in the Over the Counter market. There was no active trading market for our stock during the periods presented. (Average daily trading volume for the last three months was 320 shares). In addition, the quoted price of our stock was not reliable due to volatility. As a result, management has relied on the value of consideration received when reporting non-monetary transactions in the accompanying financial statements.

We are a development-stage enterprise. We are developing medical diagnostic products for personal and professional use. Several of our products are based on technology that utilizes the Hall Effect, discovered more than a hundred years ago, for which we are developing practical applications. We are also developing products that utilize signal processing for the late-term pregnancy market. Prior to the merger, we were funded by a private UK company, Westek Limited and Abacus Trust Company Limited was our majority shareholder.

Principles of consolidation
---------------------------

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

Change in fiscal year-end
-------------------------

We elected to change our year-end from September 30 to July 31. The financial statements presented herein cover the year ended July 31, 2004 and 2003 for Jopejo and the ten months ended July 31, 2004 and the year ended September 30, 2003 for IVMD UK. There are no material intervening events and the change in the fiscal year of IVMD UK did not have a material effect on the consolidated group. The use of different closing dates in 2003 was necessitated by the respective different year-ends of the subsidiaries.

Basis of presentation
---------------------

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

Inherent in our development-stage enterprise are various risks and uncertainties, including our limited operating history, historical operating losses, dependence upon strategic alliances, and market acceptance of the Hall Effect technology. Our ability to generate revenues from the sale of our products will be dependent upon our ability to enter into licenses, joint ventures or distribution agreements with established businesses with existing sales and marketing structures. Our future success will be dependent upon our ability to develop and provide new medical devices that meet customers changing requirements, including the effective use of the Hall Effect technology, to continue to enhance our current products under development, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

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

Use of Estimates
----------------

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

Cash and Cash Equivalents
-------------------------

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at July 31, 2004.

Accounts Receivable
-------------------

We consider all trade receivables fully collectible.

Property and Equipment
----------------------

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

Deferred Offering Costs
-----------------------

Costs incurred in connection with our proposed common stock offering have been deferred in the accompanying financial statements and will offset the proceeds from the offering or written off against earnings, if the offering is unsuccessful. We have deferred $6,000 in connection with our proposed common stock offering.

Income Taxes
------------

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


Revenue Recognition
-------------------

Our revenue has been generated through development and grant funding from Unipath Limited. We recognize such revenue based on the terms of our agreement with Unipath.

Revenue from hardware sales is recognized upon shipment of the products.

Financial Instruments and Concentration of Credit Risk
------------------------------------------------------

At July 31, 2004, the fair value of our financial instruments approximate their carrying value based on their terms and interest rates. Substantially all of our trade receivables were from one customer as of July 31, 2004.

Stock based Compensation
------------------------

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

Foreign Currency Translation
----------------------------

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

Research and Development Costs
------------------------------

Research and development costs are expensed as incurred.

Earnings (Loss) per Share
-------------------------

Basic net income or loss per share is computed by dividing the net income or loss available to common shareholders (the numerator) for the period by the weighted average number of common shares outstanding (the denominator) during the period. The computation of diluted earnings is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At July 30, 2004, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.


Note 2:  Related Party Transactions

We purchased goods and services from related parties totalling $383,303 and $242,200 during the year ended July 31, 2004 and 2003, respectively. As of July 31, 2004, $88,495 is due to related parties.

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

We received advances from Westek Limited totalling $416,394 and we repaid Westek limited a total of $160,623 during the year ended July 31, 2004. We received advances from Westek Limited totalling $1,527,862 and we repaid Westek limited a total of $214,431 during the year ended July 31, 2003. In July 2004, Westek agreed to release us from a portion of the accumulated advances in exchange for a noninterest-bearing promissory note totalling $1,800,000. We realized a gain on debt extinguishments of $2,030,298 in the accompanying financial statements. The promissory note is payable in full by September 30, 2006. The promissory note is also subject to mandatory prepayments of principal prior to September 30, 2006 in accordance with the terms of the share Purchase Agreement described in Note 1. As of July 31, 2004, we are indebted to Westek in the amount of $1,551,054, net of discount of $248,946.

We paid affiliated management fees totalling $37,399 and $38,796 for the years ended July 31, 2004 and 2003, respectively.


Note 3: Property and Equipment

Major classes of property and equipment as of July 31, 2004 are listed below:

      Furniture and fixtures .................   $ 28,764
      Office equipment .......................     65,678
      Plant and equipment ....................     18,387
                                                 --------
                                                  112,829
      Less: accumulated depreciation .........     70,048
                                                 --------
                                                 $ 42,781
                                                 ========

Depreciation expense was $21,620 and $21,046 for the years ended July 31 2004 and 2003, respectively.


Note 4: Notes Payable

Notes payable as of July 31, 2004 consisted of bridge loans repayable from the proposed common stock offering described in Note 1 to the accompanying financial statements. The following notes are unsecured and are due, including related interest, upon the completion of the common stock offering described in Note 1:

      Inverness & Nairn, 6 percent, including  interest .....   $ 88,245
      Steven Haggerty, 6 percent, including  interest .......     10,000
      Kenneth Dalglish, 6 percent, including  interest ......     10,000
      Joe Frame, 6 percent, including  interest .............     10,000
      Helen Goody, 6 percent, including  interest ...........      9,250
      James Bell, 6 percent, including  interest ............     10,000
                                                                --------
                                                                $137,495
                                                                ========

Note 5: 4% Convertible Preferred Stock

As of July 31, 2004, our authorized capital included of 50,000,000 shares of preferred stock of which 34,343,662 are outstanding and designated as 4% convertible preferred stock.

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 6: Common Stock

We are authorized to issue 100,000,000 shares of common stock. We issued the following shares of common stock for services during the year ended July 31, 2004:

                                                 Number     Fair Value
                                                of Shares   of Shares
                    Emplolyee/Consultant         Issued      Issued
      ----------------------------------------   --------   ---------
      Brian Cameron ..........................     73,899    $ 30,247
      KDA Limited ............................     17,390       7,118
      John Fuller ............................     98,050      40,132
      Patricia Connolly ......................     37,000      15,144
      Robert Knowles .........................     12,950       5,300
                                                 --------    --------
                                                  239,289    $ 97,941
                                                 ========    ========

We valued the shares of common stock based on the value of the services.

We issued the following shares of common stock for debt during the year ended July 31, 2004:

                                                   Number     Fair Value
                                                  of Shares    of Shares
                       Note Holder                 Issued       Issued
                                                 ----------   ----------
     Max Finkle ..............................       35,000   $   10,000
     David Pacher ............................       17,500        5,000
     Eugene Hall .............................       17,500        5,000
     Benjamin Wilson .........................       17,500        5,000
     Spelman Research ........................       35,000       10,000
     Fiserv Securities .......................       52,500       15,000
     Lynn Tanner .............................      140,000       40,000
     Robert Rubin ............................      227,500       65,000
     Charles Warshaw Family Trust ............      350,000      100,000
     First Global Services Corp ..............       35,000       10,000
     First Global Services Corp ..............       52,500       15,000
     Mark Bolanger ...........................      175,000       50,000
     Inverness & Nairn Enterprise ............      308,858       88,245
     Steven Haggerty .........................       35,000       10,000
     Kenneth Dalglish ........................       35,000       10,000
     Joe Frame ...............................       35,000       10,000
     Helen Goody .............................       32,375        9,250
     James Bell ..............................       35,000       10,000
                                                 ----------   ----------
                                                  1,636,233   $  467,495
                                                 ==========   ==========

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


We valued the shares of common stock based on the amount of debt converted.


Note 7:  Income Taxes


A reconciliation of U.K. statutory income tax rate to the effective rate follows for the years ended July 31, 2004 and 2003:

                                                         Years Ended
                                                           July 30,
                                                     ---------------------
                                                       2004         2003
                                                     --------     --------
   U.K. statutory federal rate ....................   19.00%       30.00%
   Net operating loss for which no tax
       benefit is currently available .............  -19.00%      -30.00%
                                                     --------     --------
                                                       0.00%        0.00%
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


Note 8:  Acquisitions

July 22, 2004
-------------

On July 22, 2004, Jopejo Limited and IVMD UK, Inc. and HEMP entered into a share purchase agreement whereby HEMP purchased 100 percent of the issued and outstanding preferred and ordinary shares of both Jopejo Limited and IVMD UK Limited (formerly Hall Effect Technologies Limited) for 8,000,000 shares of convertible Series A preferred stock, $0.001 par value. HEMP also agreed to become a co-obligor of approximately $1.8 million in debt obligations to Westek. As part of the acquisition, HEMP issued 3,000,000 shares of common stock to HEMP TL, an employee benefit plan valued at $3,000 by the Board of Directors and an addition 6,000,000 shares of common stock to certain individuals for services valued at $6,000 by the Board of Directors.

As a result of these transactions, Jopejo limited and IVMD UK, Inc. became wholly owned subsidiaries of HEMP.

                        In Vivo Medical Diagnostics, Inc.
                 (Formerly Sports Information Publishing Corp.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

July 30, 2004
-------------

On July 30, 2004, HEMP exchanged 100 percent of its outstanding shares of common stock for 38,397,164 shares of the common stock and 100 percent of its outstanding shares of preferred stock for 34,363,662 shares of preferred stock of SIPC. This acquisition has been treated as a recapitalization of HEMP, a Delaware corporation, with SIPC the legal surviving entity. Since SIPC has, prior to the recapitalization, minimal assets (consisting primarily of cash and trade payables) and no operations, the recapitalization has been accounted for as the sale of 10,550,000 shares of HEMP common stock for the net assets of SIPC. Costs of the transaction have been charged to the period.


Note 9:  Re-stated Earnings

We corrected an error on our previously issued financial statements. The result was an increase to net income for the year ended July 31, 2004 totalling $281,783.