Form 10QSB
period 2005-03-17
IN VIVO MEDICAL DIAGNOSTICS, INC.
filed 2005-03-22
CIK 1142733

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                 For the Quarterly Period Ended January 31, 2005
                                                ----------------

                        Commission File Number: 000-49972
                                                ---------


                        IN VIVO MEDICAL DIAGNOSTICS, INC.
            --------------------------------------------------------
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



          Title of Class                          Number of Shares Outstanding
          --------------                          ----------------------------
Common Stock (par value $0.001 per share)        51,677,339 as of March 15, 2005

                       IN VIVO MEDICAL DIAGNOSTICS, INC.

                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................   2

Condensed Consolidated Balance Sheet as of January 31, 2005
    (unaudited) ...........................................................   3

Condensed Consolidated Statements of Operations for the Six and
    Three Months Ended January 31, 2005 and 2004 and March 26, 1997
    (Inception) through January 31, 2005 (unaudited) ......................   4

Condensed Consolidated Statements of Other Comprehensive Loss for
    the Six Months Ended January 31, 2005 and 2004 and
    March 26, 1997 (Inception) through January 31, 2005 (unaudited) .......   5

Condensed Consolidated Statements of Changes in Shareholders'
    Deficit for the Six Months Ended January 31, 2005
    and 2004 and March 26, 1997 (Inception) through January 31,
    2005 (unaudited) ......................................................   6

Condensed Consolidated Statements of Cash Flows for the Six Months
    Ended January 31, 2005 and 2004 and March 26, 1997 (Inception)
    through January 31, 2005 (unaudited) ..................................   7

Notes to Condensed Consolidated Financial Statements (unaudited) ..........   8

Item 2. Management's Discussion and Analysis of Financial
        Condition and Plan of Operations...................................  11


Item 3. Controls and procedures............................................  15


PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................  15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......  15
Item 3. Defaults Upon Senior Securities....................................  16
Item 4. Submission of Matters to a Vote of Security
        Security Holders...................................................  16
Item 5. Other Information .................................................  16
Item 6. Exhibits and Reports on Form 8-K...................................  16

Signatures.................................................................  17

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                January 31, 2005
                                   (Unaudited)


                                   ASSETS
Current assets:
     Cash .......................................................   $    80,698
     Accounts receivable ........................................        13,391
     Prepaid expenses ...........................................        59,285
                                                                    -----------
         Total current assets ...................................       153,374

Property and equipment, net .....................................        80,870

Other assets ....................................................         6,000
                                                                    -----------
                                                                    $   240,244
                                                                    ===========

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities ...................   $   857,086
     Notes payable to bridge lenders (Note 5) ...................       387,495
     Note payable to related party, net (Note 2) ................     1,635,992
     Indebtedness to related party (Note 2) .....................       111,791
                                                                    -----------
         Total current liabilities ..............................     2,992,364
                                                                    -----------

Shareholders' deficit:
     Preferred stock ............................................        34,344
     Common stock ...............................................        51,436
     Additional paid-in capital .................................     1,395,548
     Deficit accumulated during the development stage ...........    (3,475,125)
     Accumulated other comprehensive loss, net of tax ...........      (758,323)
                                                                    -----------
         Total shareholders' deficit ............................    (2,752,120)
                                                                    -----------
                                                                    $   240,244
                                                                    ===========

      See accompanying notes to condensed consolidated financial statements

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                               March 26, 1997
                                                     Six Months Ended              Three Months Ended            (Inception)
                                                       January 31,                     January 31,                 Through
                                                ----------------------------    ----------------------------     January 31,
                                                    2005            2004            2005            2004            2005
                                                ------------    ------------    ------------    ------------    ------------
Sales and service revenues ..................   $    559,902    $    226,252    $    142,497    $     83,350    $  1,980,733
                                                ------------    ------------    ------------    ------------    ------------

Operating expenses:
     Cost of sales ..........................          4,579           1,612           4,319             876         242,095
     Research and development ...............        274,634         214,440         156,195         129,035       2,207,068
     Depreciation and amortization ..........          9,543          11,550           4,772           5,775         119,046
     General and administrative .............      1,207,749         703,819         836,926         433,451       5,487,819
                                                ------------    ------------    ------------    ------------    ------------
        Total operating expenses ............      1,496,505         931,421       1,002,212         569,137       8,056,028
                                                ------------    ------------    ------------    ------------    ------------

        Loss from operations ................       (936,603)       (705,169)       (859,715)       (485,787)     (6,075,295)

Other income (expense):
     Gain from debt extinguishment ..........          3,000            --             3,000            --         2,716,267
     Interest expense .......................       (116,038)            (59)        (55,905)            (30)       (116,097)
                                                ------------    ------------    ------------    ------------    ------------
        Net loss income before income taxes .     (1,049,641)       (705,228)       (912,620)       (485,817)     (3,475,125)
                                                ------------    ------------    ------------    ------------    ------------

Provision (benefit) for income taxes (Note 6)           --              --              --              --              --
                                                ------------    ------------    ------------    ------------    ------------
        Net loss ............................   $ (1,049,641)   $   (705,228)   $   (912,620)   $   (485,817)   $ (3,475,125)
                                                ============    ============    ============    ============    ============

Basic and diluted loss per share ............   $      (0.02)   $      (0.14)   $      (0.02)   $      (0.10)
                                                ============    ============    ============    ============
Weighted average common shares outstanding ..     50,831,271       5,020,000      50,832,702       5,020,000
                                                ============    ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                   (Unaudited)


                                                                March 26, 1997
                                        Six Months Ended          (Inception)
                                           January 31,              Through
                                    --------------------------    January 31,
                                       2005           2004           2005
                                    -----------    -----------    -----------
Net loss ........................   $(1,049,641)   $  (705,228)   $(3,475,125)
                                    -----------    -----------    -----------

Other comprehensive loss:
     foreign currency translation      (114,188)      (486,102)      (758,323)
                                    -----------    -----------    -----------
         Net loss ...............   $(1,163,829)   $(1,191,330)   $(4,233,448)
                                    ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (Unaudited)

                             SPLIT TABLE - SEE BELOW



                                       Preferred Stock             Common Stock
                                    ------------------------    -------------------------
                                       Shares       Amount        Shares        Amount
                                    -----------   -----------   -----------   -----------
Balance, July 31, 2004 ..........    34,343,662   $    34,344    50,822,686   $    50,822

     Common stock issued in
        exchange for making bridge
        loan, valued at $1.27 per
        share  (Note 5)..........          --            --          60,096            60

     Common stock issued in
        exchange for services,
        valued at $0.92 per share
        (Note 4).................          --            --         554,000           554

     Net loss ...................          --            --            --            --

     Other comprehensive loss ...          --            --            --            --
                                    -----------   -----------   -----------   -----------
Balance, January 31, 2005 .......    34,343,662   $    34,344    51,436,782   $    51,436
                                    ===========   ===========   ===========   ===========


                        IN VIVO MEDICAL DIAGNOSTICS, INC.
      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (Unaudited)


                             SPLIT TABLE - SEE ABOVE

                                                    Deficit
                                                  Accumulated    Accumulated
                                     Additional      During         Other
                                      Paid-in     Development   Comprehensive
                                      Capital       Stage           Loss           Total
                                    -----------   -----------    -----------    -----------
Balance, July 31, 2004 ..........   $   982,062   $(2,425,484)   $  (644,135)   $(2,002,391)

     Common stock issued in
        exchange for making bridge
        loan, valued at $1.27 per
        share  (Note 5)..........        76,100          --             --           76,160

     Common stock issued in
        exchange for services,
        valued at $0.92 per share
        (Note 4).................       337,386          --             --          337,940

     Net loss ...................          --      (1,049,641)          --       (1,049,641)

     Other comprehensive loss ...          --            --         (114,188)      (114,188)
                                    -----------   -----------    -----------    -----------
Balance, January 31, 2005 .......   $ 1,395,548   $(3,475,125)   $  (758,323)   $(2,752,120)
                                    ===========   ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                    March 26, 1997
                                                                            Six Months Ended         (Inception)
                                                                                January 31,            Through
                                                                        --------------------------    January 31,
                                                                            2005          2004           2005
                                                                        -----------    -----------    -----------
Cash flows from operating activities:
     Net loss .......................................................   $(1,049,641)   $  (705,228)   $(3,475,125)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
            Depreciation and amortization ...........................         9,543         11,550        119,046
            Imputed interest ........................................        96,995           --           96,995
            Stock issued for interest expense .......................        16,876           --           16,876
            Stock-based compensation ................................       337,940           --          340,940
            Changes in working capital items:
              Increase in receivables and other current assets ......       270,589        (24,585)        86,520
              Increase in accounts payable and other
                current liabilities .................................       218,142        198,024        821,970
                                                                        -----------    -----------    -----------
                  Net cash used in operating activities .............       (99,556)      (520,239)    (1,992,778)

Cash flows from investing activities:
     Capital expenditures ...........................................       (46,077)           855       (191,268)
                                                                        -----------    -----------    -----------
                  Net cash provided by (used in) investing activities       (46,077)           855       (191,268)

Cash flows from financing activities:
     Proceeds from bridge financing .................................          --          241,814        241,814
     Related party advances .........................................       (71,539)       266,674      1,340,238
     Cash proceeds from the issuance of preferred stock .............          --             --          326,155
     Cash proceeds from the issuance of common stock ................          --             --           96,133
     Cash proceeds from debt issuance ...............................       250,000           --          250,000
                                                                        -----------    -----------    -----------
                  Net cash provided by financing activities .........       178,461        508,488      2,254,340

     Effect of exchange rate on changes in cash .....................         1,679          1,361         10,404
                                                                        -----------    -----------    -----------
                  Net change in cash ................................        34,507         (9,535)        80,698

Cash, beginning of year .............................................        46,191         10,978           --
                                                                        -----------    -----------    -----------

Cash, end of year ...................................................   $    80,698    $     1,443    $    80,698
                                                                        ===========    ===========    ===========

Supplemental disclosures of cash flow information:
   Cash paid during the period for:
        Interest ....................................................   $      --      $     59.00    $     59.00
                                                                        ===========    ===========    ===========

        Income taxes ................................................   $      --      $      --      $      --
                                                                        ===========    ===========    ===========


      See accompanying notes to condensed consolidated financial statements

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
----------------------------------------------
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of January 31, 2005 and our results of operations and cash flows for the three and six month periods ended January 31, 2005 and 2004 and the period from March 26, 1997 (date of inception) to January 31, 2005. The results of operations for the three and six months ended January 31, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet presented herein has been derived from the audited financial statements included in the Form 10-KSB for the fiscal year ended July 31, 2004, filed with the Securities and Exchange Commission. Interim financial data presented herein are unaudited.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the year ended July 31, 2004.

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7. We are devoting substantially all of its present efforts to developing new products. Our planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

We have reported net losses of approximately $1,016,327, $1,089,619, and $2,425,484 for the fiscal years ended July 31, 2004, 2003 and for the period from the date of inception, March 26, 1997 to July 31, 2004, respectively. The loss from date of inception, March 26, 1997 to January 31, 2005 amounts to $3,475,125.

Our long-term continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, our development contract and license agreement, our research and development contracts, revenues from royalty arrangements, licensing of our prothrombin blood clotting measuring device and our ability to realize the full potential of our technology and measuring devices via licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. Through February 28, 2005, a significant portion of our financing has been through the sale of equity securities and convertible notes in private placements and the exercise of stock options. Until and unless our operations generate significant revenues, we expect to continue to fund our operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital needed on acceptable terms, if at all. As of January 31, 2005, management believes that our cash balance is sufficient to fund our operations at least through May 2005 based on our expected level of expenditures in relation to research and development activities and other ongoing operations of the Company. However, we will continue to seek additional financing through equity or debt financings but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although it cannot provide any assurance of such exercises or the amount of capital it will receive, if any.

NOTE 2. RELATED PARTY TRANSACTIONS

We are indebted to certain related parties for working capital advances and for goods and services totaling $111,791 as of January 31, 2005. This amount is reflected as due to related parties in the accompanying condensed, consolidated financial statements.

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

In 2004, Westek Ltd., a shareholder, agreed to release us from a portion of the accumulated advances it had made to our subsidiaries in years prior to the recapitalization in exchange for a noninterest-bearing promissory note totalling $1,800,000. The promissory note is payable in full by September 30, 2006. However, we must make partial payments out of any stock sales that we might make exceeding $1,000,000 prior to that date. The present value of the noninterest-bearing note payable as of January 31, 2005 is $1,635,992, net of the discount of $164,008.

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE
----------------------------------------
"Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. Our basic and diluted per share amounts are the same since we are in a loss position and the assumed exercise of stock options and warrants and conversion of convertible notes would be anti-dilutive. The number of shares subject to convertible preferred stock that could dilute earnings per share in future periods was 34,243,662 at January 31, 2005.

NOTE 4. STOCK-BASED COMPENSATION
--------------------------------
In accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" (SFAS 148) and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), the Company's pro forma option expense is computed using the Black-Scholes option pricing model. To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net loss and loss per share if it had applied the fair value recognition provisions of We issued common stock to in exchange for legal services during the quarter to which this quarterly report applies. We valued the services based on the quoted market price of our common stock on the date of issuance.

NOTE 5. BRIDGE FINANCING
------------------------
On December 22, 2004, we issued an 8 percent $250,000 promissory note and 60,096 shares of our restricted common stock to an unrelated third-party in exchange for $250,000. Principal and accrued interest on the note are payable upon maturity. While the note matures on June 22, 2005, we must make a partial prepayment of $175,000 of the principal amount and a pro-rata share of accrued interest if we enter into any financing aggregating $1 million. The amount of partial prepayment of principal and accrued interest increases on a pro-rata share if we enter into any financing exceeding $1 million. We accounted for the issuance of the 60,096 shares of our common stock as pre-paid financing costs. The financing costs were valued and booked based on the quoted market price of our common stock on date of the transaction. Indebtedness to bridge lenders at January 31, 2005 is as follows:

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


Inverness & Nairn, 6 percent, including  interest ..................   $ 88,245
Steven Haggerty, 6 percent, including  interest ....................     10,000
Kenneth Dalglish, 6 percent, including  interest ...................     10,000
Joe Frame, 6 percent, including  interest ..........................     10,000
Helen Goody, 6 percent, including  interest ........................      9,250
James Bell, 6 percent, including  interest .........................     10,000
Nite Capital LP, 8 percent, including  interest ....................    250,000
                                                                       --------
                                                                       $387,495
                                                                       ========

NOTE 6: INCOME TAXES
--------------------
We record our income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We offset operating profits during the six months ended January 31, 2005 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Forward-Looking Statements
--------------------------

The information in this report on Form 10-KSB contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. And our actual results may differ significantly from management's expectations as a result of many factors.

Overview

In Vivo Medical Diagnostics, Inc. ("In Vivo" or the "Company") is a development-stage enterprise. We are developing medical diagnostic products for personal and professional use. Several of the products for which we are developing practical applications are based on technology that utilizes the Hall Effect, a physical phenomenon that measures the electrical activity as it relates to magnetic fields, which was discovered more than a hundred years ago. We are also developing products that utilize novel signal processing for the late-term pregnancy market.

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

History

The Company was originally incorporated under the laws of Colorado on March 1, 2001 under the name Sports Information Publishing Corp. for the purpose of engaging in sports prognostication.

In July 2004, the Company entered into Share Exchange Agreement pursuant to which the Company acquired all of the issued and outstanding shares of Hall Effect Medical Products, Inc. ("HEMP"), a Delaware corporation, from the security holders of HEMP.

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

Our plan is to build a pipeline of products from applications currently in development. We will then seek to introduce our products by securing development contracts with commercial partners committed to launching products into global markets. The exact order of introduction of our products will depend on the order in which we secure development contracts with such partners.

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

We have entered into a development contract and license agreement for our prothrombin blood clotting measuring device with Inverness Medical Innovations, Inc (IMA - Amex) (`IMI'), located in Boston, MA. The development contract has contributed contributes over $2 million, over an 18-month period, and culminates in the delivery of the initial batch of units in advance of market launch during calendar year 2005.

Thereafter, under our agreement with IMI, we will grant an exclusive, worldwide license to IMI for the use of our technology to produce and market a prothrombin blood clotting measuring device, that being a small hand held monitor and disposable measuring strip, for which we will receive a royalty equal to 2% of all net sales of such device.

We, along with our industry partners, expect to commence the production and commercial sale of our prothrombin time blood clotting measuring device, in the second half of 2005, respectively.

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

Results of Operations

Six Months Ended January 31, 2005 compared to Six Months Ended January 31, 2004

Revenues

     During the six months ended January 31, 2005 we had sales of $559,902. During the six months ended January 31, 2004, we had sales of $226,252. The increased revenues were primarily derived from the development contract and license agreement for our prothrombin blood clotting measuring device with Inverness Medical Innovations, Inc ("IMI").

Research & Development Expenses

     For the six months ended January 31, 2005, research and development costs were $274,633, an increase from $214,440 for the six months ended January 31, 2004. The increase resulted from the development of our prothrombin blood clotting measuring device pursuant to our agreement with IMI.

Depreciation Expenses

     Depreciation expenses for the six months ended January 31, 2005 decreased to $9,543 from $11,550 for the six months ended January 31, 2004.

General & Administrative Expenses

     General and administrative expenses for the six months ended January 31, 2005 increased to $1,207,749 from $703,810 for the six months ended January 31, 2004. The increase in 2005 is due to our increased operations, as well as increased legal fees associated with our patents and the share exchange transaction.

Net Income (Loss)

     The net loss for the six months ended January 31, 2005 was $1,049,641, as compared to a net loss of $705,228 for the six months ended January 31,2004. This change resulted primarily from increases in business activity associated with product development.

Three Months Ended January 31, 2005 compared to Three Months Ended January 31, 2004

Revenues

     During the three months ended January 31, 2005 we had sales of $147,497. During the three months ended January 31, 2004, we had sales of $83,350. The increased revenues were primarily derived from the development contract and license agreement for our prothrombin blood clotting measuring device with Inverness Medical Innovations, Inc ("IMI").

Research & Development Expenses

     For the three months ended January 31, 2005, research and development costs were $156,195, an increase from $129,035 for the three months ended January 31, 2004. The increase resulted from the development of our prothrombin blood clotting measuring device pursuant to our agreement with IMI.

Depreciation Expenses

     Depreciation expenses for the three months ended January 31, 2005 decreased to $4,772 from $5,775 for the three months ended January 31, 2004.

General & Administrative Expenses

     General and administrative expenses for the three months ended January 31, 2005 increased to $836,926 from $433,451 for the three months ended January 31, 2004. The increase in 2005 is due to our increased operations, as well as increased legal fees associated with our patents and the share exchange transaction.

Net Income (Loss)

     The net loss for the three months ended January 31, 2005 was $912,620, as compared to a net loss of $485,817 for the three months ended January 31, 2004. This change resulted primarily from an increase in business activity associated with product development.

Capital Resources

     As of January 31, 2005, we had cash of $80,698. Our current liabilities as of January 31, 2005 aggregated $2,992,364. In order to implement our plan of operation and commercialize our products, we intend to secure development contracts with commercial partners committed to launching products into global markets. We may also seek outside debt and equity financing to fund our continuing operations, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

Off Balance Sheet Arrangements

     We do not have any off balance sheet arrangements as of January 31, 2005 or as of the date of this report.

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


ITEM 3. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

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


                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     On December 22, 2004, we entered into a Subscription Agreement with an accredited investor, NITE Capital, L.P. pursuant to which issued 60,096 shares of our common stock. These securities were issued by us pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

         We are not currently in default upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

         None.

ITEM 5. OTHER INFORMATION

         None.

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

                                        IN VIVO MEDICAL DIAGNOSTICS, INC.

March 22, 2005


                                        By:   /s/ John Fuller
                                              --------------------------------
                                              John Fuller
                                              Chief Executive Officer

                                              /s/ Bernard Turner
                                              --------------------------------
                                              Bernard Turner
                                              Chief Financial Officer