Form 10QSB
period 2005-04-30
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2005-06-20
CIK 1142733

FORM 10-QSB

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                   Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the Quarterly Period Ended April 30, 2005

                        Commission File Number: 000-49972

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.

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



            Title of Class                      Number of Shares Outstanding
            --------------                      ----------------------------
  Common Stock (par value $0.001 per share)    52,978,517 as of June 20, 2005

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A development stage company)


                                     INDEX

                                                                           Page
                                                                          Number
                                                                          ------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements .............................................   2

Condensed Consolidated Balance Sheet as of April 30, 2005
    (unaudited) ...........................................................   3

Condensed Consolidated Statements of Operations for the Nine Months
    Ended April 30, 2005 and 2004 and March 26, 1997
    (Inception) through April 30, 2005 (unaudited) ........................   4

Condensed Consolidated Statements of Other Comprehensive Loss for
    the Nine Months Ended April 30, 2005 and 2004 and
    March 26, 1997 (Inception) through April 30, 2005 (unaudited) .........   5

Condensed Consolidated Statements of Changes in Shareholders'
    Deficit for the Nine Months Ended April 30, 2005
    and 2004 and March 26, 1997 (Inception) through April 30,
    2005 (unaudited) ......................................................   6

Condensed Consolidated Statements of Cash Flows for the Nine Months
    Ended April 30, 2005 and 2004 and March 26, 1997 (Inception)
    through April 30, 2005 (unaudited) ....................................   7

Notes to Condensed Consolidated Financial Statements (unaudited) ..........   8


Item 2. Management's Discussion and Analysis of Financial
        Condition and Plan of Operations...................................  11

Item 3. Controls and Procedures............................................  15


                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings .................................................  15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds .......  15
Item 3. Defaults Upon Senior Securities....................................  16
Item 4. Submission of Matters to a Vote of Security
        Security Holders...................................................  16
Item 5. Other Information .................................................  16
Item 6. Exhibits and Reports on Form 8-K...................................  16

Signatures.................................................................  17

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.

                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A development stage company)

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2005

                                   (Unaudited)

                                     ASSETS

Current assets:
     Cash                                                  $   170,464
     Accounts receivable                                        15,537
     Prepaid expenses                                           59,278
                                                           -----------
         Total current assets                                  245,279

Property and equipment, net                                     79,833

Other assets                                                     6,000
                                                           -----------
                                                           $   331,112
                                                           ===========

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable and accrued liabilities              $   784,361
     Notes payable to bridge lenders (Note 5)                  387,495
     Note payable to related party, net (Note 2)             1,794,510
     Indebtedness to related parties (Note 2)                  111,521
                                                           -----------
         Total current liabilities                           3,077,887
                                                           -----------

Shareholders' deficit:
     Preferred stock                                            35,208
     Common stock                                               51,677
     Additional paid-in capital                              2,109,401
     Deficit accumulated during the development stage       (4,149,430)
     Accumulated other comprehensive loss, net of tax         (793,631)
                                                           -----------
         Total shareholders' deficit                        (2,746,775)
                                                           -----------
                                                           $   331,112
                                                           ===========

      See accompanying notes to condensed consolidated financial statements

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A development stage company)

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)

                                                                                                                   March 26, 1997
                                                        Nine Months Ended                Three Months Ended          (Inception)
                                                             April 30,                        April 30,                Through
                                                    ----------------------------    ----------------------------      April 30,
                                                        2005            2004            2005            2004            2005
                                                    ------------    ------------    ------------    ------------    ------------
Sales and service revenues ......................   $    911,104    $    473,182    $    351,202    $    246,930    $  2,331,934
                                                    ------------    ------------    ------------    ------------    ------------

Operating expenses:
     Cost of sales ..............................          4,617           1,919              38             307         242,134
     Research and development ...................        500,582            --              --              --         1,933,346
     Depreciation and amortization ..............         15,771          21,117           6,228           9,567         125,273
     General and administrative .................      1,981,042       1,304,038         694,247         385,780       6,760,840
                                                    ------------    ------------    ------------    ------------    ------------
        Total operating expenses ................      2,502,012       1,327,074         700,513         395,654       9,061,593
                                                    ------------    ------------    ------------    ------------    ------------

        Loss from operations ....................     (1,590,908)       (853,892)       (349,311)       (148,724)     (6,729,659)

Other income (expense):
     Gain (loss) from debt extinguishment .......        (17,000)           --              --              --         2,696,267
     Interest expense ...........................       (116,038)           --           (38,679)             (2)       (116,038)
                                                    ------------    ------------    ------------    ------------    ------------
        Net loss income before income taxes .....     (1,723,946)       (853,892)       (387,990)       (148,726)     (4,149,430)
                                                    ------------    ------------    ------------    ------------    ------------

Provision (benefit) for income taxes (Note 7)...         --              --              --              --              --
                                                    ------------    ------------    ------------    ------------    ------------
        Net loss ................................   $ (1,723,946)   $   (853,892)   $   (387,990)   $   (148,726)   $ (4,149,430)
                                                    ============    ============    ============    ============    ============

Basic and diluted loss per share ................   $      (0.03)   $      (0.17)   $      (0.01)   $      (0.03)
                                                    ============    ============    ============    ============
Weighted average common shares outstanding ......     50,991,236       5,020,000      51,627,332       5,020,000
                                                    ============    ============    ============    ============

      See accompanying notes to condensed consolidated financial statements

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A development stage company)

          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS

                                   (Unaudited)

                                                                  March 26, 1997
                                                                   (Inception)
                                     Nine Months Ended               Through
                                       April 30,                    April 30,
                                    -------------------------     ------------
                                        2005           2004           2005
                                    -----------    -----------    -----------

Net loss ........................   $(1,723,946)   $  (853,892)   $(4,149,430)
                                    -----------    -----------    -----------

Other comprehansive loss:
     foreigh currency translation      (149,496)          --         (793,631)
                                    -----------    -----------    -----------
         Net loss ...............   $(1,873,442)   $  (853,892)   $(4,943,061)
                                    ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A development stage company)

      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                   (Unaudited)


                             SPLIT TABLE - SEE BELOW
                             -----------------------


                                              Preferred Stock               Common Stock
                                          -------------------------   -------------------------
                                            Shares        Amount        Shares        Amount
                                          -----------   -----------   -----------   -----------
Balance, July 31, 2004 ................    34,343,662   $    34,344    50,822,686   $    50,822

     Common stock issued in
        exchange fo making bridge
        loan, valued at $1.27 per share          --            --          60,096            60
        (Note 5)
     Common stock issued in
        exchange fo services ..........          --            --         794,550           795
        (Note 4)
     Sale of 5% convertible
        preferred shares (Note 6) .....       640,768           641          --            --
     Exchange of 5% convertible
        preferred shares for note
        payable (Note 6) ..............       223,076           223          --            --

     Net loss .........................          --            --            --            --

     Other comprehensive loss .........          --            --            --            --
                                          -----------   -----------   -----------   -----------
Balance, April 30, 2005 ...............    35,207,506   $    35,208    51,677,332   $    51,677
                                          ===========   ===========   ===========   ===========



      CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT

                                   (Unaudited)

                             SPLIT TABLE - SEE ABOVE

                                                           Deficit
                                                         Accumulated      Accumulated
                                        Additional          During           Other
                                         Paid-in         Development     Comprehensive
                                         Capital            Stage            Loss           Total
                                        -----------      -----------      -----------    -----------
Balance, July 31, 2004 ................ $   982,062      $(2,425,484)     $  (644,135)   $(2,002,391)

     Common stock issued in
        exchange fo making bridge
        loan, valued at $1.27 per share      76,100             --               --           76,160
        (Note 5)
     Common stock issued in
        exchange fo services ..........     490,605             --               --          491,400
        (Note 4)
     Sale of 5% convertible
        preferred shares (Note 6) .....     415,858             --               --          416,499
     Exchange of 5% convertible
        preferred shares for note
        payable (Note 6) ..............     144,776             --               --          144,999

     Net loss .........................        --         (1,723,946)            --       (1,723,946)

     Other comprehensive loss .........        --               --           (149,496)      (149,496)
                                        -----------      -----------      -----------    -----------
Balance, April 30, 2005 ............... $ 2,109,401      $(4,149,430)     $  (793,631)   $(2,746,775)
                                        ===========      ===========      ===========    ===========

     See accompanying notes to condensed consolidated financial statements

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A development stage company)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                     March 26, 1997
                                                                             Nine Months Ended        (Inception)
                                                                                 April 30,              Through
                                                                        --------------------------      April 30,
                                                                            2005          2004            2005
                                                                        -----------    -----------    -----------
Cash flows from operating activities:
     Net loss .......................................................   $(1,723,946)   $  (853,892)   $(4,149,430)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
            Depreciation and amortization ...........................        15,771         21,117        111,435
            Imputed interest ........................................        96,995           --           96,995
            Stock issued for interest expense .......................          --             --           16,876
            Stock-based compensation ................................       567,560           --          575,940
            Changes in working capital items
              Increase in receivables and other current assets ......       246,747         61,898        (80,815)
              Increase in accounts payable and other
                current liabilities .................................      (201,180)       772,297      2,511,356
                                                                        -----------    -----------    -----------
                  Net cash provided by (used in) operating activities      (998,053)         1,420     (1,057,746)
Cash flows from investing activities:
     Capital expenditures ...........................................       (50,800)        (6,758)      (191,268)
                                                                        -----------    -----------    -----------
                  Net cash provided by (used in) investing activities       (50,800)        (6,758)      (191,268)


Cash flows from financing activities:
     Proceeds from bridge financing .................................          --             --          137,495
     Related party advances .........................................        58,201           --          111,521
     Cash proceeds from the issuance of preferred stock .............       303,500           --          813,925
     Cash proceeds from the issuance of common stock ................       559,746           --           96,133
     Cash proceeds from debt issuance ...............................       250,000           --          250,000
                                                                        -----------    -----------    -----------
                  Net cash provided by financing activities .........     1,171,447           --        1,409,074

     Effect of exchange rate on changes in cash .....................         1,679           --           10,404
                                                                        -----------    -----------    -----------
                  Net change in cash ................................       124,273         (5,338)      (170,464)

Cash, beginning of year .............................................        46,191         10,978           --
                                                                        -----------    -----------    -----------

Cash, end of period .................................................   $   170,464    $     5,640    $  (170,464)
                                                                        ===========    ===========    ===========

Supplemental disclosures of cash flow information:
     Cash paid during the period for:
        Interest ....................................................   $      --      $        59    $        59
                                                                        ===========    ===========    ===========
        Income taxes ................................................   $      --      $      --      $      --
                                                                        ===========    ===========    ===========

      See accompanying notes to condensed consolidated financial statements

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A development stage company)

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION
In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of April 30, 2005 and our results of operations and cash flows for the three and nine month periods ended April 30, 2005 and 2004 and the period from March 26, 1997 (date of inception) to April 30, 2005. The results of operations for the three and nine months ended April 30, 2005 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet presented herein has been derived from the audited financial statements included in the Form 10-KSB for the fiscal year ended July 31, 2004, filed with the Securities and Exchange Commission. Interim financial data presented herein are unaudited.

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

We have reported net losses of approximately $1,016,327, $1,089,619, and $2,425,484 for the fiscal years ended July 31, 2004, 2003 and for the period from the date of inception, March 26, 1997 to July 31, 2004, respectively. The loss from date of inception, March 26, 1997 to April 30, 2005 amounts to $4,149,430.

Our short and long-term continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, our development contract and license agreement, our research and development contracts, revenues from royalty arrangements, licensing of our prothrombin blood clotting measuring device and our ability to realize the full potential of our technology and measuring devices via licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. Through April 30, 2005, a significant portion of our financing has been through the sale of equity securities and convertible notes in private placements and the exercise of stock options. Until and unless our operations generate significant revenues, we expect to continue to fund our operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital needed on acceptable terms, if at all. As of April 30, 2005, management believes that our cash balance is sufficient to fund our operations at least through July 2005 based on our expected level of expenditures in relation to research and development activities and other ongoing operations of the Company and anticipated future equity or debt financings. We will continue, on an ongoing basis, to seek additional financing through equity or debt financings but cannot be sure that we will be able to

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
              Notes to Condensed Consolidated Financial Statements
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A development stage company)

                                   (Unaudited)


raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although it cannot provide any assurance of such exercises or the amount of capital it will receive, if any.

NOTE 2. RELATED PARTY TRANSACTIONS
We are indebted to certain related parties for working capital advances and for goods and services totaling $111,521 as of April 30, 2005. This amount is reflected as due to related parties in the accompanying condensed, consolidated financial statements

In 2004, Westek Ltd., a shareholder, agreed to release us from a portion of the accumulated advances it had made to our subsidiaries in years prior to the recapitalization in exchange for a noninterest-bearing promissory note totaling $1,800,000. The promissory note is payable in full by September 30, 2006. However, we must make partial payments out of any stock sales that we might make exceeding $1,000,000 prior to that date. The present value of the noninterest-bearing note payable as of April 30, 2005 is $1,794,510.

NOTE 3. EARNINGS (LOSS) PER COMMON SHARE
"Basic" earnings (loss) per common share equals net income (loss) divided by weighted average common shares outstanding during the period. "Diluted" earnings per common share equals net income divided by the sum of weighted average common shares outstanding during the period, adjusted for the effects of potentially dilutive securities. Our basic and diluted per share amounts are the same since we are in a loss position and the assumed exercise of stock options and warrants and conversion of convertible notes would be anti-dilutive. The number of shares subject to convertible preferred stock that could dilute earnings per share in future periods was 34,243,662 at April 30, 2005.

NOTE 4. STOCK-BASED COMPENSATION
In accordance with Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - An Amendment of FASB Statement No. 123" (SFAS 148) and Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123), the Company's pro forma option expense is computed using the Black-Scholes option pricing model. To comply with SFAS 148, the Company is presenting the following table to illustrate the effect on the net loss and loss per share if it had applied the fair value recognition provisions of We issued common stock to in exchange for legal services during the quarter to which this quarterly report applies. We valued the services based on the quoted market price of our common stock on the date of issuance.

NOTE 5. BRIDGE FINANCING
On December 22, 2004, we issued an 8 percent $250,000 promissory note and 60,096 shares of our restricted common stock to an unrelated third-party in exchange for $250,000. Principal and accrued interest on the note are payable upon maturity. While the note matures on June 22, 2005, we must make a partial prepayment of $175,000 of the principal amount and a pro-rata share of accrued interest if we enter into any financing aggregating $1 million. The amount of partial prepayment of principal and accrued interest increases on a pro-rata share if we enter into any financing exceeding $1 million. We accounted for the issuance of the 60,096 shares of our common stock as pre-paid financing costs. The financing costs were valued and booked based onthe quoted market price of our common stock on date of the transaction. Indebtedness to bridge lenders at April 30, 2005 is as follows:

    Inverness & Nairn, 6 percent, including  interest   $ 88,245
    Steven Haggerty, 6 percent, including  interest .     10,000
    Kenneth Dalglish, 6 percent, including  interest      10,000
    Joe Frame, 6 percent, including  interest .......     10,000
    Helen Goody, 6 percent, including  interest .....      9,250
    James Bell, 6 percent, including  interest ......     10,000
    Nite Capital LP, 8 percent, including  interest .    250,000
                                                        --------
                                                        $387,495
                                                        ========

NOTE 6. PREFERRED STOCK
We sold 640,768 units consisting of one share of 5% convertible preferred stock, one warrant to purchase one share of common stock for net proceeds of $303,500 after deducting offering costs totaling $97,995. A related party purchased 23,076 of the units for approximately $15,000.

In addition, we issued 223,076 units consisting of one share of 5% convertible preferred stock, one warrant to purchase one share of common stock for debt forgiveness totaling $125,000, after a loss on debt forgiveness of $35,000.

NOTE 7: INCOME TAXES
We record our income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We offset operating profits during the nine months ended April 30, 2005 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0-income taxes.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Forward-Looking Statements
--------------------------

The information in this report on Form 10-QSB contains forward-looking state-ments within the meaning of the Private Securities Litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves provided they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward-looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. And our actual results may differ significantly from management's expectations as a result of many factors.

Overview

In Veritas Medical Diagnostics, Inc. ("In Veritas" or the "Company") is a development-stage enterprise. We are developing medical diagnostic products for personal and professional use. Several of the products for which we are developing practical applications are based on technology that utilizes the Hall Effect, a physical phenomenon that measures the electrical activity as it relates to magnetic fields, which was discovered more than a hundred years ago. We are also developing products that utilize novel signal processing for the late-term pregnancy market.

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

We have entered into a development contract and license agreement for our prothrombin blood clotting measuring device with Inverness Medical Innovations, Inc. ("IMI"), located in Boston, MA. The development contract has contributed over $2 million, over an 18-month period, and culminates in the delivery of the initial batch of units in advance of market launch during calendar year 2005.

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

Results of Operations

Nine Months Ended April 30, 2005 compared to Nine Months Ended April 30, 2004

Revenues

During the nine months ended April 30, 2005 we had sales of $911,104. During the nine months ended April 30, 2004, we had sales of $473,182. The increased revenues were primarily derived from the development contract and license agreement for our prothrombin blood clotting measuring device with IMI.

Research & Development Expenses

For the nine months ended April 30, 2005, research and development costs were $500,582, an increase from $0 for the nine months ended April 30, 2004. The increase resulted from the development of our prothrombin blood clotting measuring device pursuant to our agreement with IMI.

Depreciation Expenses

Depreciation expenses for the nine months ended April 30, 2005 decreased to $15,771 from $21,117 for the nine months ended April 30, 2004.

General & Administrative Expenses

General and administrative expenses for the nine months ended April 30, 2005 increased to $1,981,042 from $1,304,038 for the nine months ended April 30, 2004. The increase in 2005 is due to our increased operations, as well as increased legal fees associated with our patents and the share exchange transaction.

Net Income (Loss)

The net loss for the nine months ended April 30, 2005 was $1,723,946, as compared to a net loss of $853,892 for the nine months ended April 30, 2004. This change resulted primarily from increases in business activity associated with product development.

Three Months Ended April 30, 2005 compared to Three Months Ended April 30, 2004

Revenues

During the three months ended April 30, 2005 we had sales of $351,202. During the three months ended April 30, 2004, we had sales of $246,930. The increased revenues were primarily derived from the development contract and license agreement for our prothrombin blood clotting measuring device with IMI.

Depreciation Expenses

Depreciation expenses for the three months ended April 30, 2005 decreased to $6,228 from $9,567 for the three months ended April 30, 2004.

General & Administrative Expenses

General and administrative expenses for the three months ended April 30, 2005 increased to $554,144 from $385,780 for the three months ended April 30, 2004. The increase in 2005 is due to our increased operations, as well as increased legal fees associated with our patents and the share exchange transaction.

Net Income (Loss)

The net loss for the three months ended April 30, 2005 was $387,990, as compared to a net loss of $148,726 for the three months ended April 30, 2004. This change resulted primarily from an increase in business activity associated with product development.

Capital Resources

As of April 30, 2005, we had cash of $170,464. Our current liabilities as of April 30, 2005 aggregated $3,077,887. In order to implement our plan of operation and commercialize our products, we intend to secure development contracts with commercial partners committed to launching products into global markets. We may also seek outside debt and equity financing to fund our continuing operations, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

Recent Financing

On April 15, 2005, we completed the sale of 863,845 units (the "Units"), each Unit consisting of one share of 5% convertible preferred stock of the Company, $.001 par value per share (the "Preferred Stock"), and one warrant to purchase one share of the Company's common stock (the "Warrants"), to accredited investors pursuant for an aggregate purchase price of approximately $561,500. The aggregate purchase price consisted of the sale of $401,500 of Units for cash and the sale of $160,000 of Units for the forgiveness of debt. In addition, each purchaser of a Unit received a warrant to purchase an additional Unit (the "Unit Warrants"). The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

In connection with the offering, we entered into a Registration Rights Agreement with the purchasers and the placement agent pursuant to which we are obligated to file a registration statement on Form SB-2 (or if Form SB-2 is not then available to us, on such form of registration statement that is available to effect the registration of the Common Shares) within 30 days after the closing of the offering. We must register at least the number of shares of our Common Stock equal to the Common Shares plus the number of shares necessary to permit the exercise in full of the Warrants. If we do not file the registration statements with the SEC within 30 days after the closing of the offering, we are required to make pro rata payments to the Purchasers, as liquidated damages and not as a penalty, in an amount equal to 2.0% of the aggregate amount invested by each purchaser for each 30 day period or pro rata for any portion thereof following the date by which such registration statement should have been filed. To date, we have not filed such registration statement.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of April 30, 2005 or as of the date of this report.

Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company is required to adopt SFAS 123R effective January 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption abased on the fair values previously calculated for disclosure purposes. At December 31, 2004, the Company had no unvested options.


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

ITEM 3. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2005, we completed the sale of 863,845 units (the "Units"), each Unit consisting of one share of 5% convertible preferred stock of the Company, $.001 par value per share (the "Preferred Stock"), and one warrant to purchase one share of the Company's common stock (the "Warrants"), to accredited investors pursuant for an aggregate purchase price of approximately $561,500. The aggregate purchase price consisted of the sale of $401,500 of Units for cash and the sale of $160,000 of Units for the forgiveness of debt. In addition, each purchaser of a Unit received a warrant to purchase an additional Unit (the "Unit Warrants"). The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not currently in default upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

On April 6, 2005, the following actions were approved pursuant to the written consent of a majority of the holders of the our voting capital stock in lieu of a special meeting of the stockholders:

     (i) the adoption of an amendment to our Certificate of Incorporation to change the Company's name from In Vivo Medical Diagnostics, Inc. to In Veritas Medical Diagnostics, Inc.;

     (ii) the adoption of an amendment to our Certificate of Incorporation to increase the number of authorized common stock, par value $.001 per share (the "Common Stock"), of the Company from 100,000,000 to 500,000,000; and

     (iii) the adoption of the 2005 Stock Incentive Plan.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

EXHIBITS

     31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

     31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 ("Sarbanes-Oxley").

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

REPORTS ON FORM 8-K

The Company filed a Current Report on Form 8-K on April 21, 2005 regarding the Company's sale of equity securities to accredited investors for an aggregate purchase price of approximately $561,500.

The Company filed a Current Report on Form 8-K on April 14, 2005 to report that the Company changed its name from In Vivo Medical Diagnostics, Inc. to In Veritas Medical Diagnostics, Inc. and increased its authorized common stock from 100,000,000 shares of common stock, $.001 par value to 500,000,000 shares of common stock, $.001 par value.

ITEM 7 - SIGNATURES

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            IN VERITAS MEDICAL DIAGNOSTICS, INC.

June 20, 2005





By:   /s/ John Fuller
      --------------------------------
      John Fuller
      Chief Executive Officer

      /s/ Martin E. Thorp
      --------------------------------
      Martin E. Thorp
      Chief Financial Officer