Form 10KSB/A
period 2004-07-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2005-08-15
CIK 1142733

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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                      ------------------------------------
                  (formerly IN VIVO MEDICAL DIAGNOSTICS, INC.)
                  --------------------------------------------
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

      Securities registered under Section 12 (b) of the Exchange Act: NONE
                                                                      ----

                     Securities registered under Section 12
                            (g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                     ---------------------------------------

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


                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT.......25
Item 10.    EXECUTIVE COMPENSATION...........................................25
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................26
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................28
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................28
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................30

SIGNATURES  .................................................................31

                                EXPLANATORY NOTE


We are filing this Annual Report on Form 10-KSB/A for the year ended July 31, 2004 as a result of the Company's Chief Executive Officer, Chief Financial Officer, and independent registered public accounting firm having determined, on July 21, 2005, that the Company should take action to prevent future reliance on previously issued financial statements for its Annual Report on Form 10-KSB for the period ended July 31, 2004 pursuant to Item 4.02 of Form 8-K. As a result, we have restated our consolidated financial statements for the year ended July 31, 2004.

The Company and its independent registered public accounting firm made this determination in response to an SEC Comment letter dated June 30, 2005 issued in connection with the Company's Annual Report on Forms 10-KSB and 10-KSB/A for the period ended July 31, 2004, and Quarterly Report on Forms 10-QSB and 10-QSB/A for the period ended October 31, 2004, and pursuant to telephonic communication between the Company, its advisors and the SEC.

The new financial statements which should be relied upon are contained in this Form 10-KSB/A, which is being filed concurrently with the Company's Current Report on Form 8-K.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

General Overview
----------------

In Veritas Medical Diagnostics, Inc. (formerly In Vivo Medical Diagnostics, Inc. and Sports Information and Publishing Corp.) (the "Company") is engaged in the development of lateral applications of novel measurement techniques in medical devices with `near-patient' (i.e. point of care) testing applications.

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

IVMD(UK), formerly Hall Effect Technologies Ltd ("HET") built a platform of patents from which to exploit unique commercial applications. HET's operations were, historically, funded in part from development contracts and government grants, with a majority of funding provided by Westek Ltd. The controlling interest of Jopejo Ltd., a biotech research company utilizing similar development techniques, was purchased by Abacus Trust Company Limited and the operations of the companies merged to achieve development savings.

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

          Fetal heart rate     Consumer and           Reliable at-home and     Small, external
          monitor              professional  medical  professional-medical     device. Reliable
                               fetal well being       heart rate monitor for   detection and
                               monitor                unborn babies            continuous signal
                                                                               display. Ease
                                                                               of use. Current
                                                                               professional
                                                                               medical devices
                                                                               are unreliable.
                                                                               No device capable
                                                                               of untrained use
                                                                               exists. Device
                                                                               can be produced
                                                                               at significantly
    IN DEVELOPMENT                                                             less cost
                                                                               than current
                                                                               in-market devices.
------------------------------ ---------------------- ------------------------ ------------------------



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

Marketing Strategy
------------------

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

Recent Achievements
-------------------

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
                                                                     by year 5
------------------ ---------------- --------------- ---------------- ---------------- ---------------- ---------------

* Assumes that the product will have a 5 year life cycle and that sales will peak at the target level

**   Countries outside of Europe and the US where patent cover is pending or granted
     -------

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

o Rosti is a specialized plastics and electronics manufacturing and assembly company which is part of the Danish AP M0ller group. It has supply contracts with blue chip companies, including Siemens, Ericsson, Phillips, Nokia, GlaxoSmithKline, Johnson & Johnson, Novo Nordisk, and other companies. Through working proposals entered into between In Veritas and Rosti, Rosti provides us with access to a high quality global manufacturing base and a high level of potential licensing partners.

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

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "IVME.OB". Prior to our name change from In Vivo Medical Diagnostics, Inc. to In Veritas Medical Diagnostics, Inc., our common stock was quoted on the OTC Bulletin Board under the symbol "IVVO.OB". Prior to that we traded under the name Sports Information & Publishing Corporation and were quoted under the symbol "SIPC.OB". Prior to July 14, 2004, there was no established trading market for our common stock.

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

Effective April 8, 2005, the Company changed its name from In Vivo Medical Diagnostics, Inc. to In Veritas Medical Diagnostics, Inc.

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

Results of Operations

Year Ended July 31, 2004 compared to year Ended July 31, 2003

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

Depreciation Expenses

Depreciation expenses for the year ended July 31, 2004 increased to $21,892 from $21,129 for the year ended July 31, 2003. This change is insignificant, reflecting the fact that investment in fixed assets has not altered materially from year to year.

General & Administrative Expenses

General and administrative expenses for the year ended July 31, 2004 increased to $1,193,087 from $954,861 for the year ended July 31, 2003. The increase in 2004 is due to our increased operations, as well as increased legal fees associated with our patents and the share exchange transaction.

Net Income (Loss)

Our net loss for the year ended July 31, 2004 was $1,016,972, as compared to a net loss of $1,080,619 for the year ended July 31, 2003. This relatively small reduction in loss is due to increased sales offset in part by increased expenditure on research and development and, to a lesser extent, general and administrative expenses.

Capital Resources

As of July 31, 2004, we had cash of $46,191. Our current liabilities as of July 31, 2004 aggregated $830,326. In order to implement our plan of operation and commercialize our products, we intend to secure development contracts with commercial partners committed to launching products into global markets. We may also seek outside debt and equity financing to fund our continuing operations, to the extent that such funding is available under reasonable terms and conditions. We have not yet sought any commitments for such financing and no assurance can be given that additional financing will be available, or if available, will be on acceptable terms.

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

We may prepay the principal amount of the note, in whole or in part without premium or penalty, at any time. In the event that we intend to prepay any or all of the outstanding principal or interest on the note, we must provide written notice to the Investor at least 10 days prior to the proposed prepayment date. In the event that we, subsequent to the date of the note, enter into any financing or financings of any type aggregating $1,000,000, then and in such event we shall be required to make a partial prepayment of $175,000 of the principal amount of the note and the pro rata share of interest accrued to date on such portion of the note. In addition, in the event that we, subsequent to the date of the note, enter into any financing or financings of any type aggregating more than $1,000,000 but less than $1,500,000, then and in such event the amount of the partial prepayment shall be increased on a pro-rata basis (up to the full principal amount of the note and the pro rata share of interest accrued to date on the note in the case of a financing totaling at least $1,500,000). We are required to notify the Investor in writing of any financing which results in In Veritas being required to prepay the note, in whole or in part, prior to June 22, 2005, and to make such payment within three business days after we receive the proceeds of such financing.

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

We have incurred operating losses each year since inception and had an accumulated deficit as of July 31, 2004, of approximately $4.45 million. Inasmuch as we expect to have a high level of operating expenses and will continue to make considerable expenditures in connection with our research and development activities, we anticipate that such losses will continue until such time, if ever, as we are able to generate sufficient revenues to support our operations. We may not achieve or sustain sufficient revenues to achieve profitable operations.

Our future revenues are dependent on establishing licenses, joint venture or distribution arrangements with established companies.

Our ability to generate revenue from the sale of our products will be dependent, among other things, upon our ability to enter into licenses, joint venture or distribution arrangements with established businesses with existing sales and marketing infrastructures. Although we have entered into agreements with the Unipath division of Inverness Medical Innovations, and are negotiating with several other companies, we have only generated revenues of $1,420,830 of development and grant funding from these companies and government initiatives. There can be no assurance that we will be able to generate revenues or profits under any such agreements, if and when formalized. In addition, given our early stage of development and limited capital resources, the terms demanded by any prospective licensee or joint venture partner may not be attractive to us or otherwise enable us to achieve our strategic objectives and goals.

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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.

                  (formerly In Vivo Medical Diagnostics, Inc.)

                   Restated Consolidated Financial Statements

                             July 31, 2004 and 2003

                  (with Report of Independent Auditors Thereon)

                                                                     Page
                                                                     ----

Report of Independent Registered Public Accounting Firm ..........   F-2

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

Notes to Consolidated Financial Statements .......................   F-8

             Report of Independent Registered Public Accounting Firm

The Board of Directors
In Veritas Medical Diagnostics, Inc.:

We have audited the accompanying consolidated balance sheet of In Veritas Medical Diagnostics, Inc. (A Colorado corporation) (formerly Sports Information Publishing Corp.) as of July 31, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended July 31, 2004, and for the period from March 26, 1997 (inception) through July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of In Veritas Medical Diagnostics, Inc. as of July 31, 2004, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2004, and for the period from March 26, 1997 (inception) through July 31, 2004, in conformity with accounting principles generally accepted in the United States.

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


Denver, Colorado
January 25, 2005, except as to Notes 1, 2, 3, 4, 5, 6, and 9, which is July 28, 2005

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                  July 31, 2004


                                     Assets
Current assets:
    Cash ........................................................   $    46,191
    Accounts receivable .........................................       250,444
    Prepaid expenses and other ..................................        23,576
                                                                    -----------
                 Total current assets ...........................       320,211
Property and equipment, net .....................................        42,781
Other assets:
    Deferred offering costs .....................................         6,000
                                                                    -----------

                                                                    $   368,992
                                                                    ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ............................................   $   431,402
    Accrued liabilities .........................................       172,934
    Notes payable ...............................................       137,495
    Indebtedness to related parties .............................        88,495
                                                                    -----------
                 Total current liabilities ......................       830,326

Long-term debt:
    Notes payable, related party (net of discount) ..............     1,541,058
                                                                    -----------
                 Total liabilities ..............................     2,371,384
                                                                    -----------
Shareholders' deficit:
    Series A Preferred stock, $.001 par value
      Authorized 50,000,000 shares,
      issued and outstanding 34,343,662 shares ..................        34,344
    Common stock, $.001 par value.  Authorized 100,000,000
      shares, issued and outstanding 50,822,686 shares ..........        50,822
    Additional paid-in capital ..................................     3,012,360
    Deficit accumulated during the development stage ............    (4,455,782)
    Accumulated other comprehensive .............................      (644,135)
                                                                    -----------

                 Total shareholders' deficit ....................    (2,002,392)
                                                                    -----------

                                                                    $   368,992
                                                                    ===========
          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                     Years Ended             March 26, 1997
                                                       July 31,               (Inception)
                                             ----------------------------      Through
                                                 2004                          July 31,
                                             As Restated         2003            2004
                                             ------------    ------------    ------------
Net sales and gross revenues:
    Net sales ............................   $    760,516    $    286,499    $  1,420,830
    Cost of sales ........................            823           7,904         237,517
                                             ------------    ------------    ------------

                   Gross profit ..........        759,693         278,595       1,183,313
                                             ------------    ------------    ------------

Operating expenses:
    Research and development .............        561,686         383,224       1,432,764
    Depreciation .........................         21,892          21,129         109,503
    General and administrative ...........      1,193,087         954,861       4,778,647
                                             ------------    ------------    ------------

                                                1,776,665       1,359,214       6,320,914
                                             ------------    ------------    ------------

       Loss before other income ..........     (1,016,972)     (1,080,619)     (5,137,601)


    Gain from extinguishments of debt ....           --              --           681,819
                                             ------------    ------------    ------------


       Loss before income taxes ..........     (1,016,972)     (1,080,619)     (4,455,782)

    Income tax provision .................           --              --              --
                                             ------------    ------------    ------------

                   Net loss ..............   $ (1,016,972)   $ (1,080,619)   $ (4,455,782)
                                             ============    ============    ============

Basic and diluted loss per share .........   $      (0.09)   $      (0.10)
                                             ============    ============

Weighted average common shares outstanding     11,864,058      10,912,080
                                             ============    ============

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
         Consolidated Statements of Accumulated Other Comprehensive Loss

                                                                     March 26, 1997
                                                                      (Inception)
                                        Years Ended                      Through
                                          July 31,                      July 31,
                                        --------------------------
                                            2004          2003            2004
                                        As Restated    As Restated     As Restated
                                        -----------    -----------     -----------
Net loss ............................   $(1,016,972)   $(1,080,619)    $(4,455,782)

Other comprehensive loss, net of tax:
    Foreign currency translation ....      (339,570)      (185,391)       (644,135)
                                        -----------    -----------     -----------

                   Comprehensive loss   $(1,356,542)   $(1,266,010)    $(5,099,917)
                                        ===========    ===========     ===========


          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                         *** SPLIT TABLE - SEE BELOW ***




                                                      Preferred Stock             Common Stock
                                                   Shares        Par Value    Shares      Par Value

                                                -----------   -----------   -----------   -----------
Balance, March 26, 1997 .....................          --     $      --            --     $      --
October 2000, sale of stock, ($0.0035/share)   *  4,366,377         4,366          --            --
December 2001, sale of stock, ($0.0035/share)  *  6,545,703         6,546          --            --
October 2001, sale of stock, ($0.0202/share)   * 23,431,582        23,432          --            --

Foreign currency
   translation adjustment ...................          --            --            --            --
Capital contribution ........................          --            --            --            --
Net loss ....................................          --            --            --            --
                                                -----------   -----------   -----------   -----------
Balance, July 31, 2001 ......................    34,343,662        34,344          --            --

Foreign currency
   translation adjustment ...................          --            --            --            --
Capital contribution ........................          --            --            --            --
Net loss ....................................          --            --            --            --
                                                -----------   -----------   -----------   -----------
Balance, July 31, 2002  .....................    34,343,662        34,344          --            --

Foreign currency
   translation adjustment ...................          --            --            --            --
Capital contribution ........................          --            --            --            --
Net loss ....................................          --            --            --            --
                                                -----------   -----------   -----------   -----------
Balance, July 31, 2003 ......................    34,343,662        34,344          --            --

Issuance of common stock
   for services,  ($0.001/share) ............          --            --    * 38,397,164        38,397
July 2004, merger with SIPC .................          --            --    * 10,550,000        10,550
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ..          --            --    *  1,636,233         1,636
July 2004, issuance of common
   stock for services, ($0.4093/share) ......          --            --         239,289           239
Foreign currency
   translation adjustment ...................          --            --            --            --
Capital contribution ........................          --            --            --            --
Related party debt extinguishment ...........          --            --            --            --
Net loss ....................................          --            --            --            --
                                                -----------   -----------   -----------   -----------
Balance, July 31, 2004 ......................    34,343,662   $    34,344    50,822,686   $    50,822
                                                ===========   ===========   ===========   ===========

*  Restated


                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                         *** SPLIT TABLE - SEE ABOVE ***


                                                                   Deficit
                                                                 Accumulated     Accumulated
                                                  Additional       During        Other
                                                  paid-in        Development     Comprehensive
                                                  capital           Stage        Income           Total
                                                  Restated         Restated                     Restated
                                                  -----------    -----------    -----------    -----------
Balance, March 26, 1997 .....................     $      --      $      --      $      --      $      --
October 2000, sale of stock, ($0.0035/share)           10,874           --             --           15,240
December 2001, sale of stock, ($0.0035/share)          16,301           --             --           22,847
October 2001, sale of stock, ($0.0202/share)          448,906           --             --          472,338

Foreign currency
   translation adjustment ...................            --             --           21,203         21,203
Capital contribution ........................       1,474,083           --             --        1,474,083
Net loss ....................................            --       (1,350,829)          --       (1,350,829)
                                                  -----------    -----------    -----------    -----------
Balance, July 31, 2001 ......................       1,950,164     (1,350,829)        21,203        654,882

Foreign currency
   translation adjustment ...................            --             --         (140,377)      (140,377)
Capital contribution ........................         787,013           --             --          787,013
Net loss ....................................            --       (1,007,362)          --       (1,007,362)
                                                  -----------    -----------    -----------    -----------
Balance, July 31, 2002  .....................       2,737,177     (2,358,191)      (119,174)       294,155

Foreign currency
   translation adjustment ...................            --             --         (185,391)      (185,391)
Capital contribution ........................       1,313,431           --             --        1,313,431
Net loss ....................................            --       (1,080,619)          --       (1,080,619)
                                                  -----------    -----------    -----------    -----------
Balance, July 31, 2003 ......................       4,050,608     (3,438,810)      (304,565)       341,576

Issuance of common stock
   for services,  ($0.001/share) ............         (29,397)          --             --            9,000
July 2004, merger with SIPC .................         (10,688)          --             --             (138)
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ..         448,364           --             --          450,000
July 2004, issuance of common
   stock for services, ($0.4093/share) ......          97,702           --             --           97,941
Foreign currency
   translation adjustment ...................            --             --         (339,570)      (339,570)
Capital contribution ........................         255,771           --             --          255,771
Related party debt extinguishment ...........      (1,800,000)          --             --       (1,800,000)
Net loss ....................................            --       (1,016,972)          --       (1,016,972)
                                                  -----------    -----------    -----------    -----------
Balance, July 31, 2004 ......................     $ 3,012,360    $(4,455,782)   $  (644,135)   $(2,002,392)
                                                  ===========    ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows

                                                                                       March 26, 1997
                                                                 Years Ended            (Inception)
                                                                  July 31,                Through
                                                           -------------------------      July 31,
                                                             2004           2003           2004
                                                          -----------    -----------    -----------
Cash flows from operating activities:
    Net loss ..........................................   $(1,016,972)   $(1,080,619)   $(4,455,782)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization ................        21,754         21,129        107,170
         Gain on debt forgiveness .....................          --             --         (681,819)
         Changes in operating assets and liabilities:
              Receivables .............................       (58,018)      (192,426)      (250,444)
              Prepaid expenses and other current assets       (23,576)          --          (23,576)
              Accounts payable ........................       125,509         88,176        431,402
              Accrued expenses ........................       102,000        (86,902)       172,934
              Other ...................................        62,590        (52,519)        (6,001)
                                                          -----------    -----------    -----------
                    Net cash used in
                       operating activities ...........      (786,713)    (1,303,161)    (4,706,116)
                                                          -----------    -----------    -----------

Cash flows from investing activities:
    Acquisition of equipment ..........................       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------
                    Net cash used in
                       investing activities ...........       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
    Advances from affiliates ..........................       416,394      1,527,862      4,420,158
    Repayments of advances from affiliates ............      (160,623)      (214,431)      (728,426)
    Advances from related parties .....................          --             --           88,495
    Proceeds from issuance of preferred stock .........          --             --          510,425
    Proceeds from issuance of notes payable ...........       587,495           --          587,495
                                                          -----------    -----------    -----------
                    Net cash used in
                       financing activities ...........       843,266      1,313,431      4,878,147
                                                          -----------    -----------    -----------

Effect on cash from foreign currency translation ......         1,393            691          8,726

                    Net change in cash and
                       cash equivalents ...............        32,559         (4,177)        46,191

Cash and cash equivalents:
    Beginning of period ...............................        13,632         17,809           --
                                                          -----------    -----------    -----------

    End of period .....................................   $    46,191    $    13,632    $    46,191
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes ...................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========
       Interest .......................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========

Non-cash financing activities:
    Conversion of note payable to common stock ........   $   450,000    $      --      $   450,000
                                                          ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


(1)  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Background

Effective July 31, 2004, Hall Effect Medical Products, Inc. ("HEMP"), a Delaware corporation, merged with Sports Information Publishing Corp. ("SIPC"), which was incorporated under the laws of Colorado on November 7, 2003. Subsequent to the merger SIPC changed its name to In Vivo Medical Diagnostics, Inc. ("IVMD" "we" "us" or "our").

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

Basis of presentation

Our research is conducted in Inverness, Scotland through our subsidiaries; IVMD UK Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters. We plan to continue to raise capital through stock sales and debt issuances to fund our development. Historical financial statements for the periods prior to the acquisition represent primarily the operations of IVMD UK Limited and Jopejo Limited.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


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

Accounts Receivable

We consider all trade receivables fully collectible.

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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


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

Earnings (Loss) per Share

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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


We received advances from Westek Limited totalling $416,394 and we repaid Westek Limited a total of $160,623 during the year ended July 31, 2004. We received advances from Westek Limited totalling $1,527,862 and we repaid Westek Limited a total of $214,431 during the year ended July 31, 2003. In July 2004, Westek converted a portion of the advances to a noninterest-bearing promissory note totalling $1,800,000. The promissory note is payable in full by September 30, 2006. The promissory note is also subject to mandatory prepayments of principal prior to September 30, 2006 in accordance with the terms of the share Purchase Agreement described in Note 1. As of July 31, 2004, we are indebted to Westek in the amount of $1,551,054, net of a discount of $248,946.

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
                                                     --------
                                                     $ 42,781
                                                     ========

Depreciation expense was $21,892 and $21,129 for the years ended July 31 2004 and 2003, respectively.

Note 4:  Notes Payable

Notes payable as of July 31, 2004 consisted of bridge loans repayable from the proposed common stock offering described in Note 1 to the accompanying financial statements. The following notes, made July 30, 2004, are unsecured and are due, including related interest, upon the completion of the common stock offering described in Note 1:

      Inverness & Nairn, 6 percent, including  interest .....   $ 88,245
      Steven Haggerty, 6 percent, including  interest .......     10,000
      Kenneth Dalglish, 6 percent, including  interest ......     10,000
      Joe Frmae, 6 percent, including  interest .............     10,000
      Helen Goody, 6 percent, including  interest ...........      9,250
      James Bell, 6 percent, including  interest ............     10,000
                                                                --------
                                                                $137,495
                                                                ========

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 5: 4% Convertible Preferred Stock

As of July 31, 2004, our authorized capital included 50,000,000 shares of Series A Preferred Stock of which 34,343,662 are outstanding and designated as 4% voting redeemable convertible preferred stock. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock commencing October 30, 2005, provided the Common Stock have traded at a price of $3.00 per share for at least 30 consecutive trading days, and at any time after January 30, 2006. Holders of Series A Preferred Stock have a priority over all of the shares of In Veritas Medical Diagnostics, Inc. on liquidation or sale at the rate of $1.00 per share. Holders are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

Note 6: Common Stock

We are authorized to issue 100,000,000 shares of common stock. We issued the following shares of common stock for services during the year ended July 31, 2004:

                                         Number          Fair Value
                                         of Shares       of Shares
      Employee/Consultant                Issued          Issued
      Brian Cameron ................     73,899          $ 30,247
      KDA Limited ..................     17,390             7,118
      John Fuller ..................     98,050            40,132
      Patricia Connelly ............     37,000            15,144
      Robert Knowles ...............     12,950             5,300
                                       --------          --------
                                        239,289          $ 97,941
                                       ========          ========

We valued the shares of common stock based on the value of the services.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements



We issued the following shares of common stock for debt during the year ended July 31, 2004:

                                        Number        Fair Value
                                        of Shares     of Shares
              Note Holder               Issued        Issued
         Max Finkle .................       35,000   $   10,000
         David Pacher ...............       17,500        5,000
         Eugene Hall ................       17,500        5,000
         Benjamin Wilson ............       17,500        5,000
         Spelman Research ...........       35,000       10,000
         Fiserv Securities ..........       52,500       15,000
         Lynn Tanner ................      140,000       40,000
         Robert Rubin ...............      227,500       65,000
         Charles Warshaw Family Trust      350,000      100,000
         First Global Services Corp .       35,000       10,000
         First Global Services Corp .       52,500       15,000
         Mark Bolanger ..............      175,000       50,000
         Inverness & Nairn Enterprise      247,625       70,750
         Steven Haggerty ............       35,000       10,000
         Kenneth Dalglish ...........       35,000       10,000
         Joe Frame ..................       35,000       10,000
         Helen Goody ................       32,375        9,250
         James Bell .................       35,000       10,000
                                        ----------   ----------
                                         1,575,000   $  450,000
                                        ==========   ==========

We valued the shares of common stock based on the amount of debt converted.

Note 7: Income Taxes

A reconciliation of U.K. statutory income tax rate to the effective rate follows for the years ended July 31, 2004 and 2003:

                                                       Years Ended
                                                         July 30,
                                                  ---------------------
                                                     2004       2003
                                                  -----------  --------
      U.K. statutory federal rate.............        19.00%    30.00%
      Net operating loss for which no tax.....
         benefit is currently available.......       -19.00%   -30.00%
                                                  -----------  --------
                                                       0.00%     0.00%
                                                  ===========  ========

At July 31, 2004, deferred U. K. income taxes were $-0-. U.K. pretax income was $734,544 and a loss of $1,080,619, respectively, for the years ended July 31, 2004 and 2003, respectively.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


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

Note 8: Acquisitions

July 22, 2004

On July 22, 2004, Jopejo Limited and IVMD UK, Inc. and HEMP entered into a share purchase agreement whereby HEMP purchased 100 percent of the issued and outstanding preferred and ordinary shares of both Jopejo Limited and IVMD UK Limited (formerly Hall Effect Technologies Limited) for 8,000,000 shares of convertible Series A preferred stock, $0.001 par value. HEMP also agreed to become a co-obligor of approximately $1.8 million in debt obligations to Westek. As part of the acquisition, HEMP issued 3,000,000 shares of common stock to HEMP TL, an employee benefit plan valued at $3,000 by the Board of Directors and an additional 6,000,000 shares of common stock to certain individuals for services valued at $6,000 by the Board of Directors.

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

Note 9: Correction of an Error in Previously Issued Financial Statements

The Company restated its financial statements for the year ended July 31, 2004 to correct errors identified before and during a regulator review of the Company's financial statements and reflect certain corresponding changes described below. There was a decrease of $2,506,820 on cash provided by operating activities, no net effect on cash used in investing activities, and an increase of $2,506,820 on cash provided by financing activities as a result of the restated financial statements on February 23, 2005.

As described in Note 2, Westek made several advances to the Company over the years. Clerical errors were made recording the advances affecting accounts payable, accrued liabilities payable and indebtedness to related parties. All indebtedness to related parties was originally reported as a current liability. Correction of the clerical errors resulted in a decrease in accounts payable, an increase in accrued liabilities payable, a decrease in indebtedness to related parties, and an increase in the extinguishment of debt as restated February 23, 2005. Indebtedness to related parties was reclassified into current and long term liabilities. The Westek advances were originally reflected as a loan. This restatement reclassifies those advances as capital contributions.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

The February 23, 2005 restatement and this restatement also correct the presentation of the Consolidated Statement of Changes in Shareholders' Deficit resulting from the merger described in Note 8. The Series A Preferred Shares were retroactively restated for the equivalent number of shares received in the July 22, 2004 recapitalization. There was no net effect in par value or additional paid in capital of the preferred shares, but there was a retroactive net effect in the total changes in shareholder's deficit. The issuance of common stock for debt was described more accurately as issuance of common stock for bridge loans. Not all bridge lenders accepted stock at year end and additional paid in capital was adjusted to correctly reflect the amount of common stock issued for bridge loans. Likewise, a clerical error was made relating to the issuance of common stock for services, resulting in a decrease in additional paid in capital. This amendment increases additional paid in capital by advances made by Westek and presents the per share price of stock issuances.

The following table shows the effect of the restatements on the Balance Sheet from the February 23, 2005 and this restatement:

                                                       As            As
                                                       Reported      Restated
                                                      -----------    -----------
Current Liabilities:
   Accounts Payable ............................... $   451,347    $   431,402
   Accrued liabilities payable .................... $   148,313    $   172,934
   Notes payable .................................. $   137,495    $   137,495
   Indebtedness to related parties ................ $ 1,884,287    $    88,495
                                                    -----------    -----------

        Total current liabilities ................. $ 2,621,442    $   830,326

Long Term Debt:
   Notes Payable, related party ................... $      --      $ 1,541,058
                                                    -----------    -----------

       Total liabilities .......................... $ 2,621,442    $ 2,371,384

Shareholders' deficit:

   Additional paid in capital ..................... $ 1,013,786    $ 3,012,360
   Deficit accumulated during the development stage $(2,707,267)   $(4,455,782)
                                                    -----------    -----------

Total shareholders' deficit ....................... $(2,252,450)   $(2,002,392)
                                                    -----------    -----------

The following table shows the effect of the restatements on the Statement of Operations from the February 23, 2005 and this restatement:

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

                                                As               As
                                             Reported         Restated
                                             ------------    ------------

General and administrative ...............   $  1,190,086    $  1,193,087
                                             ------------    ------------
     Loss before other income ............   $ (1,013,971)   $ (1,016,972)


Gain from extinguishments of debt ........   $  1,748,515    $       --
                                             ------------    ------------
     Net income (loss) ...................   $    734,544    $ (1,016,972)

Basic and diluted income (loss) per share    $       0.06    $      (0.09)
                                             ============    ============

Weighted average common shares outstanding     11,864,058      11,864,058
                                             ============    ============



The following table shows the effect of the restatement on the Consolidated Statement of Changes in Shareholder's Deficit:

                                                 As              As
                                                  Reported        Restated
                                                 ------------  ---------------
    Balance at July 31, 2001:
    Preferred stock, par value ...............   $    10,912    $    34,344
    Additional paid in capital ...............   $    27,175    $ 1,950,164
    Total ....................................   $(1,291,539)   $   654,882

    Balance at July 31, 2002:
    Preferred stock, par value ...............   $    10,912    $    34,344
    Additional paid in capital ...............   $    27,175    $ 2,737,177
    Total ....................................   $(2,439,278)   $   294,155

    Net loss, July 31, 2003 ..................   $(1,080,639)   $(1,080,619)
    Balance at July 31, 2003:
    Preferred stock, par value ...............   $    10,912    $    34,344
    Additional paid in capital ...............   $    27,175    $ 4,050,608
    Total ....................................   $(3,705,308)   $   341,576

    Preferred stock, par value ...............   $    34,344    $    34,344
    Additional paid in capital ...............   $ 1,013,786    $ 3,012,360
    Total ....................................   $(2,252,450)   $(2,002,392)

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



OPTION/SAR GRANTS IN THE LAST FISCAL YEAR

None.

AGGREGATED OPTION/SAR EXERCISES IN LAST FISCAL YEAR AND FY-END OPTION/SAR VALUES

None.

Employment Agreements

John Fuller. Pursuant to the terms of an Employment Agreement dated May 26, 2004, we appointed Mr. Fuller as our Chief Executive Officer until November 30, 2006, continuing for successive one-year terms unless otherwise terminated. We agreed to pay Mr. Fuller (pound)130,000 for the first six months and(pound)150,000 per year thereafter. Mr. Fuller shall be eligible to receive a maximum of 4,829,577 options, one-third of which is exercisable on the first anniversary of the agreement. He is also eligible to receive a cash-control and profit performance-based bonus ranging from 10% to 100% of his base salary.

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

* less than 1%

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

We issued 1,636,233 additional shares of our common stock to holders of $450,000 of promissory notes issued by In Vivo DE's wholly owned subsidiaries Hall Effect Technologies Ltd. and Jopejo Ltd. in exchange for the cancellation of such notes; which notes were originally convertible into 750,000 shares of In Vivo common stock.

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

In connection with the transactions contemplated by the share purchase agreement, In Veritas agreed to repay to Westek Limited a total of $1,800,000 in advances previously made to HET and Jopejo, by issuance to Westek of a $1,800,000 non-interest bearing note payable on September 30, 2006. Under the terms of the note, we are obligated to:

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

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits



Exhibit
Number                                  Description
--------------------------------------------------------------------------------
2.1            Share Purchase Agreement, dated as of June 30, 2004, among
               Sports  Information and Publishing Corp.,  Michael Tanner,
               HEMP Trustees Limited (as the corporate trustee of the HEMP Employees Benefit Trust), John Fuller, Brian Cameron,
               Westek Limited and other holders of securities of In Veritas Medical Diagnostics, Inc. (as incorporated by reference to Form 8-K, filed with the Securities and Exchange
               Commission on August 10, 2004).

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

Concurrent with the filing of this Form 10-KSB/A, we are filing a Current Report on Form 8-K in order to report that the Company and its independent registered public accounting firm have determined that the Company should take action to prevent future reliance on previously issued financial statements for its Annual Report on Form 10-KSB for the period ended July 31, 2004 pursuant to Item 4.02 of Form 8-K.

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

                       IN VERITAS MEDICAL DIAGNOSTICS INC.




Dated:   August 15, 2005              By:  /s/ John Fuller
                                          -------------------------------------
                                          John Fuller
                                          President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:   August 15, 2005              By:  /s/ Martin Thorp
                                          -------------------------------------
                                          Martin Thorp
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES
INDICATED:





            NAME                      TITLE                            DATE
--------------------------------------------------------------------------------

/s/ John Fuller                 President, Chief Executive       August 15, 2005
---------------------------     Officer and Director
John Fuller                     (Principal Executive Officer)


/s/ Brian Cameron               Chief Operating Officer          August 15, 2005
---------------------------     and Director
Brian Cameron

/s/ Martin Thorp                Chief Financial Officer          August 15, 2005
---------------------------     and Director
Martin Thorp                    (Principal Financial and
                                 Accounting Officer)

/s/ Graham Cooper               Chairman of the Board            August 15, 2005
---------------------------
Graham Cooper