Form 10KSB/A
period 2004-07-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2005-09-14
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 3

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

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS...........................................2
Item 2.     DESCRIPTION OF PROPERTY..........................................15
Item 3.     LEGAL PROCEEDINGS................................................15
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............15


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

The new financial statements which should be relied upon are contained in this Form 10-KSB/A. The following is an explanation of the transactions giving rise to the restatement and the items affected by the restatement.

During our fiscal years ended July 31, 2001, July 31, 2002, July 31, 2003 and July 31, 2004, we received advances from Westek Limited, a principal shareholder and related party, totaling $4,205,352 and we repaid Westek Limited a total of $375,054. In July 2004, Westek Limited agreed to release us from a portion of the accumulated advances in exchange for a non-interest bearing promissory note totaling $1,800,000 which is payable in full by September 30, 2006.

The indebtedness to Westek Limited was originally recorded as a liability. As a result, we realized a gain on debt extinguishments of $2,030,298 in our consolidated financial statements for the year ended July 31, 2004. The restated financial statements reclassify the advances by Westek Limited as capital contributions. As a result, the following items have been affected as follows:

     o Additional paid in capital has been increased from $982,062 to $3,012,360, representing the amount of the advances made by Westek Limited.*

     o Deficit accumulated during development stage has increased from negative $2,425,484 to negative $4,455,782, representing the amount of the advances made by Westek Limited, net of the $1,800,000 note.*

     o Gain from extinguishment of debt has been reduced from $2,030,298 to zero, representing the amount of the advances made by Westek Limited, net of the $1,800,000 note.*

     o    Net income (loss) has been reduced by $2,033,299 to negative
          $1,016,972.*

     o Basic and diluted income (loss) per share has decreased by $.018 per share to negative $.09 per share.*

     o The Consolidated Statement of Changes in Shareholders' Deficit has been adjusted to reflect the reclassification of the advances by Westek Limited as capital contributions.*

o    Certain adjustments were made to Notes 1,2,3,4,5,6 and 9.*

* The above referenced adjustments are measured in relation to the Company's February 23, 2005 restatement.

The following tables show the effect of the restatements on the Company's Balance Sheet and Statement of Operations:


Balance Sheet                                      As Reported   As Restated    As Restated
                                                   1/25/05       2/23/05        7/28/05
                                                   -----------   -----------    -----------
Shareholder's deficit:

Additional paid in capital .....................    1,013,786       982,062     3,012,360
Deficit accumulated during the development stage   (2,707,267)   (2,425,484)   (4,455,782)
Total shareholders' deficit ....................   (2,252,450)   (2,002,391)   (2,002,391)





Statement of Operations                            As Reported   As Restated    As Restated
                                                   1/25/05       2/23/05        7/28/05
                                                   -----------   -----------    -----------
General and administrative .....................    1,190,086     1,190,086     1,193,087
Loss before other income .......................   (1,013,971)   (1,013,971)   (1,016,972)

Gain from extinguishments of debt ..............    1,748,515     2,030,298          --
Net income (loss) ..............................      734,544     1,016,327    (1,016,972)

Basic and diluted income (loss) per share ......            0             0            (0)

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

US figures are shown in the table below.

------------------- ----------------- ----------------- ----------------- ----------------- -----------
                    1999 $ million    % Market Share    2004 $ million    % Market Share    AAGR %
                                      1999                                2004              1999-2004
------------------- ----------------- ----------------- ----------------- ----------------- -----------
X- ray and          1923.5            47.3              2794.5            52.1              7.8
digital X-ray
------------------- ----------------- ----------------- ----------------- ----------------- -----------
CT and ultrasound   1707.2                              2091.1                              4.1
------------------- ----------------- ----------------- ----------------- ----------------- -----------
Nuclear medicine    401.7                               474.4                               3.4
------------------- ----------------- ----------------- ----------------- ----------------- -----------
Total               4033.4                              5360.0                              5.9
------------------- ----------------- ----------------- ----------------- ----------------- -----------


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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.

                  (formerly In Vivo Medical Diagnostics, Inc.)

                   Restated Consolidated Financial Statements

                             July 31, 2004 and 2003

     (with Report of Independent Registered Public Accounting Firm Thereon)

                                                                         Page
                                                                         ----

Report of Independent Registered Public Accounting Firm ..............   F-2

Consolidated Balance Sheet at July 31, 2004 ..........................   F-3

Consolidated Statements of Operations for the years
     ended July 31, 2004 and 2003 and for the period
     from March 26, 1997 (Inception) through July 31, 2004 ...........   F-4

Consolidated Statements of Accumulated Other Comprehensive
     Loss for the years ended July 31, 2004 and 2003 and
     for the period from March 26, 1997 (Inception) through
     July 31, 2004 ...................................................   F-5

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

Notes to Consolidated Financial Statements ...........................   F-8

             Report of Independent Registered Public Accounting Firm

The Board of Directors
In Veritas Medical Diagnostics, Inc.:

We have audited the accompanying consolidated balance sheet of In Veritas Medical Diagnostics, Inc. (A Colorado corporation) (formerly In Vivo Medical Diagnostics, Inc.) as of July 31, 2004, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended July 31, 2004, and for the period from March 26, 1997 (inception) through July 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

As discussed in Notes 2 and 9 to the consolidated financial statements, an error resulting in understating of reported net income in the amount of $281,783 was discovered by management in February 2005. In addition, an error in recording a gain of $2,030,298 was discovered by management in July 2005. Accordingly, the consolidated financial statements have been re-stated to correct these errors.


/s/ Cordovano and Honeck, LLP
-----------------------------
Cordovano and Honeck, LLP
Denver, Colorado
January 25, 2005, except as to Notes 1, 3, 4, 5, and 6, which is July 28, 2005 and Notes 2 and 9, which is September 13, 2005

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                                  Balance Sheet
                                  July 31, 2004


                                     Assets
Current assets:
    Cash .........................................................  $    46,191
    Accounts receivable ..........................................      250,445
    Prepaid expenses and other ...................................       23,576
                                                                    -----------
                 Total current assets ............................      320,212
Property and equipment, net ......................................       42,781
Other assets:
    Deferred offering costs ......................................        6,000
                                                                    -----------

                                                                    $   368,993
                                                                    ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable .............................................  $   431,402
    Accrued liabilities ..........................................      172,934
    Notes payable ................................................      137,495
    Indebtedness to related parties ..............................       88,495
                                                                    -----------
                 Total current liabilities .......................      830,326

Long-term debt:
    Notes payable, related party (net of discount) ...............    1,541,058
                                                                    -----------
                 Total liabilities ...............................    2,371,384
                                                                    -----------
Shareholders' deficit:
    Series A Preferred stock, $.001 par value ....................
      Authorized 50,000,000 shares, issued
      and outstanding 34,343,662 shares ..........................       34,344
    Common stock, $.001 par value.  Authorized 100,000,000 shares,
      issued and outstanding 50,822,686 shares ...................       50,822
    Additional paid-in capital ...................................    3,012,360
    Deficit accumulated during the development stage .............   (4,455,782)
    Accumulated other comprehensive ..............................     (644,135)
                                                                    -----------

                 Total shareholders' deficit .....................   (2,002,391)
                                                                    -----------

                                                                    $   368,993
                                                                    ===========

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                            March 26, 1997
                                                    Years Ended              (Inception)
                                                       July 31,                Through
                                             ----------------------------      July 31,
                                                2004            2003             2004
                                             As Restated
                                             ------------    ------------    ------------
Net sales and gross revenues:
    Net sales ............................   $    760,516    $    286,499    $  1,420,830
    Cost of sales ........................            823           7,904         237,517
                                             ------------    ------------    ------------

                   Gross profit ..........        759,693         278,595       1,183,313
                                             ------------    ------------    ------------

Operating expenses:
    Research and development .............        561,686         383,224       1,432,764
    Depreciation .........................         21,892          21,129         109,503
    General and administrative ...........      1,193,087         954,861       4,778,647
                                             ------------    ------------    ------------

                                                1,776,665       1,359,214       6,320,914
                                             ------------    ------------    ------------

       Loss before other income ..........     (1,016,972)     (1,080,619)     (5,137,601)


    Gain from extinguishments of debt ....           --           681,819
                                             ------------    ------------    ------------


       Loss before income taxes ..........     (1,016,972)     (1,080,619)     (4,455,782)

    Income tax provision .................           --              --              --
                                             ------------    ------------    ------------

                   Net loss ..............   $ (1,016,972)   $ (1,080,619)   $ (4,455,782)
                                             ============    ============    ============

Basic and diluted loss per share .........   $      (0.09)   $      (0.10)
                                             ============    ============

Weighted average common shares outstanding     11,864,058      10,912,080
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


                                                                    March 26, 1997
                                               Years Ended           (Inception)
                                                 July 31,              Through
                                        ---------------------------    July 31,
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

                             SPLIT TABLE - SEE BELOW


                                                               Preferred Stock              Common Stock
                                                            Shares        Par Value     Shares       Par Value

                                                          -----------   -----------   -----------   -----------
Balance, March 26, 1997 ...............................          --     $      --            --     $      --
October 2000, sale of stock, ($0.0035/share) ..........  *  4,366,377         4,366        10,874        15,240
December 2001, sale of stock, ($0.0035/share) .........  *  6,545,703         6,546        16,301        22,847
October 2001, sale of stock, ($0.0202/share) ..........  * 23,431,582        23,432          --            --

Foreign currency
   translation adjustment .............................          --            --            --            --
Net loss ..............................................          --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance, July 31, 2001 ................................    34,343,662        34,344          --            --

Foreign currency
   translation adjustment .............................          --            --            --            --
Net loss ..............................................          --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance, July 31, 2002 ................................    34,343,662        34,344          --            --

Foreign currency
   translation adjustment .............................          --            --            --            --
Net loss ..............................................          --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance, July 31, 2003 ................................    34,343,662        34,344          --            --


Merger with HEMP (Note 8) .............................          --            --    * 38,397,164        38,397
July 2004, merger with SIPC ...........................          --            --    * 10,550,000        10,550
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ............          --            --    *  1,636,233         1,636
July 2004, issuance of common
   stock for services, ($0.4093/share) ................          --            --         239,289           239
Foreign currency
   translation adjustment .............................          --            --            --            --
Reclassification of gain from debt
   forgiveness by Westek (Notes 2 and 9) ..............          --            --            --            --
Net loss ..............................................          --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance, July 31, 2004 ................................    34,343,662   $    34,344    50,822,686   $    50,822
                                                          ===========   ===========   ===========   ===========

*  Restated



                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                             SPLIT TABLE - SEE ABOVE


                                                                           Deficit
                                                                         Accumulated    Accumulated
                                                           Additional       During        Other
                                                             paid-in     Development   Comprehensive
                                                             capital        Stage         Income           Total
                                                            Restated       Restated                       Restated
                                                          -----------    -----------    -----------    -----------
Balance, March 26, 1997 ...............................   $      --      $      --      $      --      $      --
October 2000, sale of stock, ($0.0035/share) ..........
December 2001, sale of stock, ($0.0035/share) .........
October 2001, sale of stock, ($0.0202/share) ..........       448,906           --             --          472,338

Foreign currency
   translation adjustment .............................          --             --           21,203         21,203
Net loss ..............................................          --       (1,350,829)          --       (1,350,829)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2001 ................................       476,081     (1,350,829)        21,203       (819,201)

Foreign currency
   translation adjustment .............................          --             --         (140,377)      (140,377)
Net loss ..............................................          --       (1,007,362)          --       (1,007,362)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2002 ................................       476,081     (2,358,191)      (119,174)    (1,966,940)

Foreign currency
   translation adjustment .............................          --             --         (185,391)      (185,391)
Net loss ..............................................          --       (1,080,619)          --       (1,080,619)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2003 ................................       476,081     (3,438,810)      (304,565)    (3,232,950)


Merger with HEMP (Note 8) .............................       (29,397)          --             --            9,000
July 2004, merger with SIPC ...........................       (10,688)          --             --             (138)
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ............       448,364           --             --          450,000
July 2004, issuance of common
   stock for services, ($0.4093/share) ................        97,702           --             --           97,941
Foreign currency
   translation adjustment .............................          --             --         (339,570)      (339,570)
Reclassification of gain from debt
   forgiveness by Westek (Notes 2 and 9) ..............     2,030,298           --             --        2,030,298
Net loss ..............................................          --       (1,016,972)          --       (1,016,972)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2004 ................................   $ 3,012,360    $(4,455,782)   $  (644,135)   $(2,002,391)
                                                          ===========    ===========    ===========    ===========

*  Restated

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                                                                       March 26, 1997
                                                                Years Ended             (Inception)
                                                                   July 31,              Through
                                                          ---------------------------     July 31,
                                                              2004          2003           2004
                                                          -----------    -----------    -----------
Cash flows from operating activities:
    Net loss ..........................................   $(1,016,972)   $(1,080,619)   $(4,455,782)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization ................        21,754         21,129        107,170
         Gain on debt forgiveness .....................          --             --         (681,819)
         Changes in operating assets and liabilities:
              Receivables .............................       (58,018)      (192,426)      (250,445)
              Prepaid expenses and other current assets       (23,576)          --          (23,576)
              Accounts payable ........................       125,509         88,176        431,402
              Accrued expenses ........................       102,000        (86,902)       172,934
              Other ...................................        62,590        (52,519)        (6,000)
                                                          -----------    -----------    -----------
                    Net cash used in
                       operating activities ...........      (786,713)    (1,303,161)    (4,706,116)
                                                          -----------    -----------    -----------

Cash flows from investing activities:
    Acquisition of equipment ..........................       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------
                    Net cash used in
                       investing activities ...........       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
    Advances from affiliates ..........................       416,394      1,527,862      4,420,158
    Repayments of advances from affiliates ............      (160,623)      (214,431)      (728,426)
    Advances from related parties .....................          --             --           88,495
    Proceeds from issuance of preferred stock .........          --             --          510,425
    Proceeds from issuance of notes payable ...........       587,495           --          587,495
                                                          -----------    -----------    -----------
                    Net cash used in
                       financing activities ...........       843,266      1,313,431      4,878,147
                                                          -----------    -----------    -----------

Effect on cash from foreign currency translation ......         1,393            691          8,726

                    Net change in cash and
                       cash equivalents ...............        32,559         (4,177)        46,191

Cash and cash equivalents:
    Beginning of period ...............................        13,632         17,809           --
                                                          -----------    -----------    -----------

    End of period .....................................   $    46,191    $    13,632    $    46,191
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Income taxes ...................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========
       Interest .......................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========

Non-cash financing activities:
    Conversion of note payable to common stock ........   $   450,000    $      --      $   450,000
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

As of June 2004, we owed Westek $3,830,298. In July 2004, Westek converted $1,800,000 of the debt to a noninterest-bearing promissory note. We recorded the $2,030,298 gain on debt forgiveness as a capital contribution. The promissory note is payable in full by September 30, 2006. The promissory note is also subject to mandatory prepayments of principal prior to September 30, 2006 in accordance with the terms of the share Purchase Agreement described in Note 1. As of July 31, 2004, we are indebted to Westek in the amount of $1,541,058, net of a discount of $258,942.

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
                                                 --------
                                                 $ 42,781
                                                 ========

Depreciation expense was $21,754 and $21,129 for the years ended July 31 2004 and 2003, respectively.

Note 4:  Notes Payable

Notes payable as of July 31, 2004 consisted of bridge loans repayable from the proposed common stock offering described in Note 1 to the accompanying financial statements. The following notes, made July 30, 2004, are unsecured and are due, including related interest, upon the completion of the common stock offering described in Note 1:

   Inverness & Nairn, 6 percent, including  interest ..........   $ 88,245
   Steven Haggerty, 6 percent, including  interest ............     10,000
   Kenneth Dalglish, 6 percent, including  interest ...........     10,000
   Joe Frmae, 6 percent, including  interest ..................     10,000
   Helen Goody, 6 percent, including  interest ................      9,250
   James Bell, 6 percent, including  interest .................     10,000
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


Note 5:  4% Convertible Preferred Stock

As of July 31, 2004, our authorized capital included 50,000,000 shares of Series A Preferred Stock of which 34,343,662 are outstanding and designated as 4% voting redeemable convertible preferred stock. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock commencing October 30, 2005, provided the Common Stock have traded at a price of $3.00 per share for at least 30 consecutive trading days, and at any time after January 30, 2006. Holders of Series A Preferred Stock have a priority over all of the shares of In Vivo Medical Diagnostics, Inc. on liquidation or sale at the rate of $1.00 per share. Holders are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

Note 6:  Common Stock

We are authorized to issue 100,000,000 shares of common stock. We issued the following shares of common stock for services during the year ended July 31, 2004:

                                          Number
                                    of Shares of Shares   Fair Value
     Employee/Consultant                  Issued            Issued
     ------------------------------   ---------------   ---------------
     Brian Cameron ................   $        73,899   $        30,247
     KDA Limited ..................            17,390             7,118
     John Fuller ..................            98,050            40,132
     Patricia Connelly ............            37,000            15,144
     Robert Knowles ...............            12,950             5,300
                                      ---------------   ---------------
                                      $       239,289   $        97,941
                                      ===============   ===============

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


                                             Number           Fair Value
                                            of Shares         of Shares
               Note Holder                   Issued            Issued
   -----------------------------------   ---------------   ---------------
   Max Finkle ........................            35,000   $        10,000
   David Pacher ......................            17,500             5,000
   Eugene Hall .......................            17,500             5,000
   Benjamin Wilson ...................            17,500             5,000
   Spelman Research ..................            35,000            10,000
   Fiserv Securities .................            52,500            15,000
   Lynn Tanner .......................           140,000            40,000
   Robert Rubin ......................           227,500            65,000
   Charles Warshaw Family Trust ......           350,000           100,000
   First Global Services Corp ........            35,000            10,000
   First Global Services Corp ........            52,500            15,000
   Mark Bolanger .....................           175,000            50,000
   Inverness & Nairn Enterprise ......           247,625            70,750
   Steven Haggerty ...................            35,000            10,000
   Kenneth Dalglish ..................            35,000            10,000
   Joe Frame .........................            35,000            10,000
   Helen Goody .......................            32,375             9,250
   James Bell ........................            35,000            10,000
                                         ---------------   ---------------
                                               1,575,000   $       450,000
                                         ===============   ===============

We valued the shares of common stock based on the amount of debt converted.

Note 7:  Income Taxes


A reconciliation of U.K. statutory income tax rate to the effective rate follows for the years ended July 31, 2004 and 2003:

                                                         Years Ended
                                                           July 30,
                                                    ---------------------
                                                      2004         2003
                                                    ---------     -------
   U.K. statutory federal rate ...................    19.00%       30.00%
   Net operating loss for which no tax
      benefit is currently available .............   -19.00%      -30.00%
                                                    ---------     -------
                                                       0.00%        0.00%
                                                    =========     =======

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

Note 9: Correction of an Error in Previously Issued Financial Statements

Note 9: Correction of an Error in Previously Issued Financial Statements

The Company restated its financial statements for the year ended July 31, 2004 to correct errors identified in the Company's financial statements and reflect certain corresponding changes described below. There was a decrease of $2,506,820 on cash provided by operating activities, no net effect on cash used in investing activities, and an increase of $2,506,820 on cash provided by financing activities as a result of the restated financial statements on February 23, 2005.

As described in Note 2, Westek made several advances to the Company over the years. Errors resulting from a misapplication of generally accepted accounting principles were made recording the advances affecting accounts payable, accrued liabilities payable and indebtedness to related parties. All indebtedness to related parties was originally reported as a current liability. Correction of the clerical errors resulted in a decrease in accounts payable, an increase in accrued liabilities payable, a decrease in indebtedness to related parties, and an increase in the extinguishment of debt as restated February 23, 2005. Indebtedness to related parties was reclassified into current and long term liabilities. The Westek advances were originally reflected as a loan. This restatement reclassifies those advances as capital contributions.

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

The following table shows the effect of the restatements on the Balance Sheet from the February 23, 2005 and this restatement:


                                                                   As             As
                                                                Reported        Restated
                                                               -----------    -----------
Current Liabilities:
     Accounts Payable ......................................   $   451,347    $   431,402
     Accrued liabilities payable ...........................   $   148,313    $   172,934
     Notes payable .........................................   $   137,495    $   137,495
     Indebtedness to related parties .......................   $ 1,884,287    $    88,495
                                                               -----------    -----------

          Total current liabilities ........................   $ 2,621,442    $   830,326

Long Term Debt:
     Notes Payable, related party ..........................   $      --      $ 1,541,058
                                                               -----------    -----------

         Total liabilities .................................   $ 2,621,442    $ 2,371,384

Shareholders' deficit:

     Additional paid in capital ............................   $ 1,013,786    $ 3,012,360
     Deficit accumulated during the development stage ......   $(2,707,267)   $(4,455,782)
                                                               -----------    -----------

Total shareholders' deficit ................................   $(2,252,450)   $(2,002,391)
                                                               -----------    -----------


The following table shows the effect of the restatements on the Statement of Operations from the February 23, 2005 and this restatement:

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements




                                                 As               As
                                              Reported         Restated
                                             ------------    ------------

General and administrative ...............   $  1,190,086    $  1,193,087
                                             ------------    ------------
     Loss before other income ............   $ (1,013,971)   $ (1,016,972)


Gain from extinguishments of debt ........   $  1,748,515            --
                                             ------------    ------------
     Net income (loss) ...................   $    734,544    $ (1,016,972)

Basic and diluted income (loss) per share    $       0.06    $      (0.09)
                                             ============    ============

Weighted average common shares outstanding     11,864,058      11,864,058
                                             ============    ============




The following table shows the effect of the restatement on the Consolidated Statement of Changes in Shareholder's Deficit:

                                           As           As              As
                                        Reported    Restated         Revised
                                      -----------------------------------------
Balance at July 31, 2001:
Preferred stock, par value ........   $    10,912  $     34,344   $    34,344
Additional paid in capital ........   $    27,175  $  1,950,164   $   476,081
Total .............................   $(1,291,539) $    654,882   $  (819,201)

Balance at July 31, 2002:
Preferred stock, par value ........   $    10,912  $     34,344   $    34,344
Additional paid in capital ........   $    27,175  $  2,737,177   $   476,081
Total .............................   $(2,439,278) $    294,155   $(1,966,940)

Net loss, July 31, 2003 ...........   $(1,080,639) $ (1,080,619)  $(1,080,619)
Balance at July 31, 2003
Preferred stock, par value ........   $    10,912  $     34,344   $    34,344
Additional paid in capital ........   $    27,175  $  4,050,608   $   476,081
Total .............................   $(3,705,308) $    341,576   $(3,232,950)

Preferred stock, par value ........   $    34,344  $     34,344   $    34,344
Additional paid in capital ........   $ 1,013,786  $  3,012,360   $ 3,012,360
Total .............................   $(2,252,450) $ (2,002,391)  $(2,002,391)

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

3.1 Articles of Incorporation (as incorporated by reference to Form SB-2, filed with the Securities and Exchange Commission on January 24, 2002).

3.2 Articles of Amendment of Articles of Incorporation, dated as of July 22, 2004 (as incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 3, 2005).

3.3 Articles of Amendment of Articles of Incorporation, dated as of September 20, 2004.

3.4 By-Laws (as incorporated by reference to Form SB-2, filed with the Securities and Exchange Commission on January 24, 2002).

10.1 Employment Agreement among Hall Effect Technologies Limited, a company registered in England, Jonathan Andrew Fuller and Hall Effect Medical Products Inc., a Delaware corporation. (as incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 3,
               2005).

10.2 Employment Agreement among Hall Effect Technologies Limited, a company registered in England, Brian Cameron and Hall Effect Medical Products Inc., a Delaware corporation. (as incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 3, 2005).

10.3 Research and Development Agreement dated July 1, 2002 between Hall Effect Technologies Limited and Unipath Limited. (as incorporated by reference to the Amended Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on August 15, 2005).

10.4 Patent Licence Agreement dated September 1, 2002 between Hall Effect Technologies Limited and Unipath Limited. (as incorporated by reference to the Amended Annual Report on Form 10-KSB/A, filed with the Securities and Exchange Commission on August 15, 2005).

14.1 Code of Ethics and Business Conduct for Officers, Directors and Employees. (as incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 3, 2005).

21 List of Subsidiaries (as incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 3, 2005).

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

                       IN VERITAS MEDICAL DIAGNOSTICS INC.




Dated:   September 14, 2005          By:  /s/ John Fuller
                                          -------------------------------------
                                          John Fuller
                                          President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:   September 14, 2005          By:  /s/ Martin Thorp
                                          -------------------------------------
                                          Martin Thorp
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)



PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES
INDICATED:





            NAME                 TITLE                             DATE
------------------------------------------------------------------------------

/s/ John Fuller            President, Chief Executive       September 14, 2005
----------------------     Officer and Director
John Fuller                (Principal Executive Officer)


/s/ Brian Cameron          Chief Operating Officer          September 14, 2005
----------------------     and Director
Brian Cameron

/s/ Martin Thorp           Chief Financial Officer          September 14, 2005
----------------------     and Director
Martin Thorp               (Principal Financial and
                            Accounting Officer)

/s/ Graham Cooper          Chairman of the Board            September 14, 2005
----------------------
Graham Cooper