Form 10KSB/A
period 2004-07-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2005-10-31
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB/A
                                 AMENDMENT NO. 4

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: July 31, 2004
                                               -------------


                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                   ===========================================
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

The indebtedness to Westek Limited was originally recorded as a liability. As a result, we incorrectly realized a gain on debt extinguishments of $2,030,298 in our consolidated financial statements for the year ended July 31, 2004. The restated financial statements reclassify the advances by Westek Limited as capital contributions. As a result, the following items have been affected as follows:

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

As discussed in Notes 2 and 9 to the consolidated financial statements, an error resulting in understating of reported net income in the amount of $281,783 was discovered by management in February 2005. In addition, an error in recording a gain of $2,030,298 was discovered by management in July 2005. Also, certain presentation errors were discovered by management in September and October 2005. Accordingly, the consolidated financial statements have been re-stated to correct these errors.


/s/ Cordovano and Honeck, LLP
-------------------------------------------------------
Cordovano and Honeck, LLP
Denver, Colorado
January 25, 2005, except as to Notes 1, 3, 4, 5, and 6,
which is July 28, 2005 and Notes 2 and 9,
which is October 25, 2005

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  July 31, 2004


                                                                     As Restated
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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                            March 26, 1997
                                                    Years Ended              (Inception)
                                                       July 31,                Through
                                             ----------------------------      July 31,
                                                2004            2003             2004
                                             As Restated     As Restated     As Restated
                                             ------------    ------------    ------------
Net sales and gross revenues:
    Net sales ............................   $    760,516    $    286,499    $  1,420,830
    Cost of sales ........................            823           7,904         237,517
                                             ------------    ------------    ------------

                   Gross profit ..........        759,693         278,595       1,183,313
                                             ------------    ------------    ------------

Operating expenses:
    Research and development .............        561,686         383,224       1,432,764
    Depreciation .........................         21,892          21,129         109,503
    General and administrative ...........      1,193,087         954,861       4,778,647
                                             ------------    ------------    ------------

                                                1,776,665       1,359,214       6,320,914
                                             ------------    ------------    ------------

       Loss before other income ..........     (1,016,972)     (1,080,619)     (5,137,601)


    Gain from extinguishments of debt ....           --               --          681,819
                                             ------------    ------------    ------------


       Loss before income taxes ..........     (1,016,972)     (1,080,619)     (4,455,782)

    Income tax provision .................           --              --              --
                                             ------------    ------------    ------------

                   Net loss ..............   $ (1,016,972)   $ (1,080,619)   $ (4,455,782)
                                             ============    ============    ============

Basic and diluted loss per share .........   $      (0.09)   $      (0.10)
                                             ============    ============

Weighted average common shares outstanding     11,864,058      10,912,080
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


                                                                    March 26, 1997
                                               Years Ended           (Inception)
                                                 July 31,              Through
                                        ---------------------------    July 31,
                                           2004          2003            2004
                                        As Restated                   As Restated
                                        -----------    -----------    -----------
Net loss ............................   $(1,016,972)   $(1,080,619)   $(4,455,782)

Other comprehensive loss, net of tax:
    Foreign currency translation ....      (339,570)      (185,391)      (644,135)
                                        -----------    -----------    -----------

                   Comprehensive loss   $(1,356,542)   $(1,266,010)   $(5,099,917)
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

                             SPLIT TABLE - SEE BELOW


                                                               Preferred Stock              Common Stock
                                                            Shares        Par Value     Shares       Par Value
                                                          As Restated   As Restated   As Restated   As Restated
                                                          -----------   -----------   -----------   -----------
Balance, March 26, 1997 ...............................          --     $      --            --     $      --
October 2000, sale of stock, ($0.0035/share) ..........  *  4,366,377         4,366          --            --
December 2001, sale of stock, ($0.0035/share) .........  *  6,545,703         6,546          --            --
October 2001, sale of stock, ($0.0202/share) ..........  * 23,431,582        23,432          --            --

Foreign currency
   translation adjustment .............................          --            --            --            --
Net loss ..............................................          --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance, July 31, 2001 ................................    34,343,662        34,344          --            --

Foreign currency
   translation adjustment .............................          --            --            --            --
Net loss ..............................................          --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance, July 31, 2002 ................................    34,343,662        34,344          --            --

Foreign currency
   translation adjustment .............................          --            --            --            --
Net loss ..............................................          --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance, July 31, 2003 ................................    34,343,662        34,344          --            --


Merger with HEMP (Note 8) .............................          --            --    * 38,397,164        38,397
July 2004, merger with SIPC ...........................          --            --    * 10,550,000        10,550
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ............          --            --    *  1,636,233         1,636
July 2004, issuance of common
   stock for services, ($0.4093/share) ................          --            --         239,289           239
Foreign currency
   translation adjustment .............................          --            --            --            --
Reclassification of debt forgiveness by
    Westek (Notes 2 and 9) ............................          --            --            --            --
Net loss ..............................................          --            --            --            --
                                                          -----------   -----------   -----------   -----------
Balance, July 31, 2004 ................................    34,343,662   $    34,344    50,822,686   $    50,822
                                                          ===========   ===========   ===========   ===========

*  Restated

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                             SPLIT TABLE - SEE ABOVE

                                                                           Deficit
                                                                         Accumulated    Accumulated
                                                           Additional       During        Other
                                                             paid-in     Development   Comprehensive
                                                             capital        Stage         Income          Total
                                                          As Restated    As Restated    As Restated    As Restated
                                                          -----------    -----------    -----------    -----------
Balance, March 26, 1997 ...............................   $      --      $      --      $      --      $      --
October 2000, sale of stock, ($0.0035/share) ..........        10,874           --             --           15,240
December 2001, sale of stock, ($0.0035/share) .........        16,301           --             --           22,847
October 2001, sale of stock, ($0.0202/share) ..........       448,906           --             --          472,338

Foreign currency
   translation adjustment .............................          --             --           21,203         21,203
Net loss ..............................................          --       (1,350,829)          --       (1,350,829)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2001 ................................       476,081     (1,350,829)        21,203       (819,201)

Foreign currency
   translation adjustment .............................          --             --         (140,377)      (140,377)
Net loss ..............................................          --       (1,007,362)          --       (1,007,362)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2002 ................................       476,081     (2,358,191)      (119,174)    (1,966,940)

Foreign currency
   translation adjustment .............................          --             --         (185,391)      (185,391)
Net loss ..............................................          --       (1,080,619)          --       (1,080,619)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2003 ................................       476,081     (3,438,810)      (304,565)    (3,232,950)


Merger with HEMP (Note 8) .............................       (29,397)          --             --            9,000
July 2004, merger with SIPC ...........................       (10,688)          --             --             (138)
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ............       448,364           --             --          450,000
July 2004, issuance of common
   stock for services, ($0.4093/share) ................        97,702           --             --           97,941
Foreign currency
   translation adjustment .............................          --             --         (339,570)      (339,570)
Reclassification of debt forgiveness by
   Westek (Notes 2 and 9) .............................     2,030,298           --             --        2,030,298
Net loss ..............................................          --       (1,016,972)          --       (1,016,972)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2004 ................................   $ 3,012,360    $(4,455,782)   $  (644,135)   $(2,002,391)
                                                          ===========    ===========    ===========    ===========

*  Restated

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                                                                       March 26, 1997
                                                                Years Ended             (Inception)
                                                                   July 31,              Through
                                                          ---------------------------     July 31,
                                                             2004           2003           2004
                                                          As Restated    As Restated    As Restated
                                                          -----------    -----------    -----------
Cash flows from operating activities:
    Net loss ..........................................   $(1,016,972)   $(1,080,619)   $(4,455,782)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
         Depreciation and amortization ................        21,892         21,129        107,170
         Gain on debt forgiveness .....................          --             --         (681,819)
         Changes in operating assets and liabilities:
              Receivables .............................       (58,018)      (192,426)      (250,445)
              Prepaid expenses and other current assets       (23,576)          --          (23,576)
              Accounts payable ........................       125,509         88,176        431,402
              Accrued expenses ........................       102,000        (86,902)       172,934
              Other ...................................        62,452        (52,519)        (6,000)
                                                          -----------    -----------    -----------
                    Net cash used in
                       operating activities ...........      (786,713)    (1,303,161)    (4,706,116)
                                                          -----------    -----------    -----------

Cash flows from investing activities:
    Acquisition of equipment ..........................       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------
                    Net cash used in
                       investing activities ...........       (25,387)       (15,138)      (134,566)
                                                          -----------    -----------    -----------

Cash flows from financing activities:
    Advances from affiliates ..........................       416,394      1,527,862      4,420,158
    Repayments of advances from affiliates ............      (160,623)      (214,431)      (728,426)
    Advances from related parties .....................          --             --           88,495
    Proceeds from issuance of preferred stock .........          --             --          510,425
    Proceeds from issuance of notes payable ...........       587,495           --          587,495
                                                          -----------    -----------    -----------
                    Net cash used in
                       financing activities ...........       843,266      1,313,431      4,878,147
                                                          -----------    -----------    -----------

Effect on cash from foreign currency translation ......         1,393            691          8,726

                    Net change in cash and
                       cash equivalents ...............        32,559         (4,177)        46,191

Cash and cash equivalents:
    Beginning of period ...............................        13,632         17,809           --
                                                          -----------    -----------    -----------

    End of period .....................................   $    46,191    $    13,632    $    46,191
                                                          ===========    ===========    ===========

Supplemental disclosure of cash flow information:
     Cash paid during the year for:
       Income taxes ...................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========
       Interest .......................................   $      --      $      --      $      --
                                                          ===========    ===========    ===========

Non-cash financing activities:
    Conversion of note payable to common stock ........   $   450,000    $      --      $   450,000
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

As of June 2004, we owed Westek $3,830,298. In July 2004, Westek converted $1,800,000 of the debt to a noninterest-bearing promissory note. We recorded the $2,030,298 on debt forgiveness as a capital contribution. The promissory note is payable in full by September 30, 2006. The promissory note is also subject to mandatory prepayments prior to the maturity date, as follows: $650,000 due on June 30, 2004, $560,000 due on September 30, 2004, and $680,000 due on March 31,
2005; provided, that the first $2,000,000 of net proceeds received from any financings are for our sole account and not used to prepay any portion of the promissory note; the $560,000 installment due on June 20, 2004 is to be paid at the rate of 56 percent of the next $1,000,000 of financing in excess of $2,000,000; and the second and third installments are to be paid out as provided in the promissory note.

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


                                                   Number        Fair Value
                                                 of Shares        of Shares
               Note Holder                        Issued          Issued
                                                -------------   -------------
Max Finkle ..................................          35,000   $      10,000
David Pacher ................................          17,500           5,000
Eugene Hall .................................          17,500           5,000
Benjamin Wilson .............................          17,500           5,000
Spelman Research ............................          35,000          10,000
Fiserv Securities ...........................          52,500          15,000
Lynn Tanner .................................         140,000          40,000
Robert Rubin ................................         227,500          65,000
Charles Warshaw Family Trust ................         350,000         100,000
First Global Services Corp ..................          35,000          10,000
First Global Services Corp. .................          52,500          15,000
Mark Bolanger ...............................         175,000          50,000
Inverness & Nairn Enterprise ................         247,625          70,750
Steven Haggerty .............................          35,000          10,000
Kenneth Dalglish ............................          35,000          10,000
Joe Frame ...................................          35,000          10,000
Helen Goody .................................          32,375           9,250
James Bell ..................................          35,000          10,000
                                                -------------   -------------
                                                    1,575,000   $     450,000
                                                =============   =============

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

Note 9: Correction of an Error in Previously Issued Financial Statements

The Company restated its financial statements for the year ended July 31, 2004 to correct errors identified in the Company's financial statements and reflect certain corresponding changes described below. There was a decrease of $2,506,820 on cash provided by operating activities, no net effect on cash used in investing activities, and an increase of $2,506,820 on cash provided by financing activities as a result of the restated financial statements.

As described in Note 2, Westek made several advances to the Company over the years. Errors resulting from a misapplication of generally accepted accounting principles were made recording the advances affecting accounts payable, accrued liabilities payable and indebtedness to related parties. All indebtedness to related parties was originally reported as a current liability. Correction of the errors resulted in a decrease in accounts payable, an increase in accrued liabilities payable, a decrease in indebtedness to related parties, and an increase in the forgiveness of debt. Indebtedness to related parties was reclassified into current and long term liabilities. The Westek advances were originally reflected as a loan. This restatement reclassifies those advances as capital contributions.

                      In Veritas Medical Diagnostics, Inc.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


The restatements also correct the presentation of the Consolidated Statement of Changes in Shareholders' Deficit resulting from the merger described in Note 8. The Series A Preferred Shares were retroactively restated for the equivalent number of shares received in the July 22, 2004 recapitalization. There was no net effect in par value or additional paid in capital of the preferred shares, but there was a retroactive net effect in the total changes in shareholder's deficit. The issuance of common stock for debt was described more accurately as issuance of common stock for bridge loans. Not all bridge lenders accepted stock at year-end and additional paid in capital was adjusted to correctly reflect the amount of common stock issued for bridge loans. Likewise, an error was made relating to the issuance of common stock for services, resulting in a decrease in additional paid in capital. The restatements increase additional paid in capital by advances made by Westek and presents the per share price of stock issuances.

The following table shows the effect of the restatements on the Balance Sheet at July 31, 2004:


                                           As             As             As            As
                                        Reported       Restated       Restated       Restated
                                        1/25/05         2/23/05        7/28/05       9/13/05
                                       -----------    -----------    -----------    -----------
Current Liabilities:
     Accounts Payable ..............   $   451,347    $   431,402    $   431,402    $   431,402
     Accrued liabilities payable ...   $   148,313    $   172,933    $   172,934    $   172,934
     Notes payable .................   $   137,495    $   137,495    $   137,495    $   137,495
     Indebtedness to related parties   $ 1,884,287    $    88,495    $    88,495    $    88,495
                                       -----------    -----------    -----------    -----------

          Total current liabilities    $ 2,621,442    $   830,325    $   830,326    $   830,326

Long Term Debt:
     Notes Payable, related party ..   $         0    $ 1,541,058    $ 1,541,058    $ 1,541,058
                                       -----------    -----------    -----------    -----------

         Total liabilities .........   $ 2,621,442    $ 2,371,383    $ 2,371,384    $ 2,371,384

Shareholders' deficit

     Additional paid in capital ....   $ 1,013,786    $   982,062    $ 3,012,360    $ 3,012,360
     Deficit accumulated during the
        development stage ..........   ($2,707,267)   ($2,425,484)   ($4,455,782)   ($4,455,782)
                                       -----------    -----------    -----------    -----------

Total shareholders' deficit ........   ($2,252,450)   ($2,002,391)   ($2,002,392)   ($2,002,391)
                                       -----------    -----------    -----------    -----------


The following table shows the effect of the restatements and revision on the Statement of Operations for the year ended July 31, 2004:

                      In Veritas Medical Diagnostics, Inc.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

                                        As               As              As             As
                                      Reported        Restated        Restated        Restated
                                      01/25/05        02/23/05        07/28/05        09/13/05
                                     ------------    ------------    ------------    ------------
General and administrative .......   $  1,190,086    $  1,090,086    $  1,193,087    $  1,193,087
                                     ------------    ------------    ------------    ------------
     Loss before other income ....   ($ 1,013,971)   ($ 1,013,971)   ($ 1,016,972)   ($ 1,016,972)


Gain from extinguishments of debt    $  1,748,515    $  2,030,298            --              --
                                     ------------    ------------    ------------    ------------
     Net income (loss) ...........   $    734,544    $  1,016,327    ($ 1,016,972)   ($ 1,016,972)

Basic and diluted
   income (loss) per share .......   $       0.06    $       0.09    $      (0.09)   $      (0.09)
                                     ============    ============    ============    ============

Weighted average common
   shares outstanding ............   $ 11,864,058    $ 11,864,058    $ 11,864,058    $ 11,864,058
                                     ============    ============    ============    ============

In addition, the restatement filed September 13, 2005 contained a clerical error. The cumulative gain from extinguishments of debt in the amount of $681,819 was placed in the July 31, 2003 column instead of the cumulative column. This restatement corrects that error.

The following table shows the effect of the restatements and revision on the Consolidated Statement of Changes in Shareholder's Deficit:

                      In Veritas Medical Diagnostics, Inc.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


                                                     As             As            As             As
                                                  Reported       Restated      Restated       Restated
                                                  1/25/2005      2/23/2005     7/28/2005     9/13/2005
                                                ------------   ------------   -----------   -------------
Balance at July 31, 2001:
Preferred stock, par value ..................   $    10,912    $    34,344    $    34,344    $    34,344
Additional paid in capital ..................   $    27,175    $   476,081    $ 1,950,164    $   476,081
Total .......................................   ($1,291,539)   $  (819,201)   $   654,882    ($  819,201)

Balance at July 31, 2002:
Preferred stock, par value ..................   $    10,912    $    34,344    $    34,344    $    34,344
Additional paid in capital ..................   $    27,175    $   476,081    $ 2,737,177    $   476,081
Total .......................................   $(2,439,278)   $(1,966,940)   $   294,155    $(1,966,940)

Balance at July 31, 2003:
Preferred stock, par value ..................   $    10,912    $    34,344    $    34,344    $    34,344
Additional paid in capital ..................   $    27,175    $   476,081    $ 4,050,608    $   476,081
Net loss, July 31, 2003 .....................   ($1,080,639)   $(1,080,639)   $(1,080,619)   $(1,080,619)
Total .......................................   ($3,705,308)   $(3,438,830)   $   341,576    $(3,232,950)

Balance at July 31, 2004:
Preferred stock, par value ..................   $    34,344    $    34,344    $    34,344    $    34,344
Additional paid in capital ..................   $ 1,013,786    $   982,062    $ 3,012,360    $ 3,012,360
Net income (loss), July 31, 2004 ............   $   731,563    $ 1,013,346    $(1,016,972)   $(1,016,972)
Total .......................................   ($2,252,450)   $(2,002,391)   $(2,002,391)   $(2,002,391)

The restatement dated July 28, 2005, incorrectly reclassified advances made by Westek (as discussed in Note 2) as additional paid-in capital in the periods in which these advances were made. The September 13, 2005 restatement presents those advances as additional paid-in capital in the year in which the advances were converted (2004.)

Additionally, the restatement filed September 13, 2005 contained certain presentation errors. Amounts reflected under the additional paid-in capital and total restated columns for transactions in October 2000 and December 2001 were incorrectly presented in the common stock shares and common stock par value columns, respectively, in the consolidated statement of changes in shareholders' deficit. Additionally, the cumulative gain from extinguishments of debt totaling $681,819 was reflected in the July 31, 2003 column instead of the cumulative column on the consolidated statement of operations. This restatement also corrects those presentation errors.

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

In connection with the transactions contemplated by the original share purchase agreement with the former shareholders of HET and Jopejo, the parties entered into a Repurchase Option Agreement pursuant to which the former shareholders of HET and Jopejo were granted the right to repurchase all or a pro-rata portion of the shares of common stock of the company owned by Mr. Rubin and the other founding stockholders, for $.01 per share, in the event that the company did not raise for the benefit of In Vivo DE and its subsidiaries, in addition to the $500,000 previously provided, a minimum of $2.5 million of additional equity or equity-type financing by December 31, 2004. The agreement further provided that the number of shares that are subject to such repurchase option are to be pro-rated in the event we received one or more financings of less than the $2.5 million minimum amount.

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

31.1 Certification by John Fuller, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by Martin Thorp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by John Fuller, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Martin Thorp, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



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

                       IN VERITAS MEDICAL DIAGNOSTICS INC.




Dated:   October 31, 2005          By:  /s/ John Fuller
                                          -------------------------------------
                                          John Fuller
                                          President and Chief Executive Officer
                                         (Principal Executive Officer)



Dated:   October 31, 2005          By:  /s/ Martin Thorp
                                          -------------------------------------
                                          Martin Thorp
                                          Chief Financial Officer
                                          (Principal Financial and Accounting
                                          Officer)