Form 10KSB
period 2005-07-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2005-10-31
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                    ANNUAL REPORT UNDER SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended: July 31, 2005


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

                                 Yes [X] No [_]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes [_] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [_]

State the issuer's revenues for the most recent fiscal year: $879,847

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of October 31, 2005: $5,617,334

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 56,261,308 shares of common stock, $.001 par value per share, as of October 10, 2005.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----

                                     PART I

Item 1.     DESCRIPTION OF BUSINESS...........................................2
Item 2.     DESCRIPTION OF PROPERTY..........................................19
Item 3.     LEGAL PROCEEDINGS................................................19
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............19


                                    PART II

Item 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.........20
Item 6.     MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION........22
Item 7.     FINANCIAL STATEMENTS.............................................F-1
Item 8.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................30
Item 8A.    CONTROLS AND PROCEDURES..........................................30


                                    PART III

Item 9.     DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
            PERSONS; COMPLIANCE WITH SECTION 16(b) OF THE EXCHANGE ACT.......30
Item 10.    EXECUTIVE COMPENSATION...........................................31
Item 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................32
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................34
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................35
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................37

SIGNATURES  .................................................................38

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

General Overview

In Veritas Medical Diagnostics, Inc. (formerly In Vivo Medical Diagnostics, Inc. and Sports Information and Publishing Corp.) (the "Company") is engaged in the development of lateral applications of novel measurement techniques in medical devices with `near-patient' (i.e. point of care) testing applications.

Recent Financings

September 2005 Financing

Standby Equity Distribution Agreement

On September 7, 2005, the Company entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company may sell to Cornell up to $500,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 97% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to Cornell of its intention to sell shares. The Company will also pay a 5% commitment fee upon each sale of shares under the Distribution Agreement. Cornell has agreed not to short any of the shares of Common Stock.

18% Secured Convertible Debentures

Also on September 7, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000 shall be funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 shall be funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share.

In addition to the foregoing, the Company entered into a Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors (the "Accredited Investors") in its April 2005 financing pursuant to which the Accredited Investors agreed to exchange the securities that they purchased in such financing for an aggregate of $556,500 principal amount of Debentures. Specifically, the Accredited Investors agreed to exchange an aggregate of 863,845 units (the "Units"), as well as a warrant to purchase an additional Unit for an aggregate of $556,500 principal amount of Debentures. Each Unit consisted of one share of 5% convertible preferred stock of the Company, $.001 par value per share, and one warrant to purchase one share of the Company's common stock.

The Debentures mature on the first anniversary of the date of issuance and bear interest at the annual rate of 18% in cash. The Company is required to make monthly interest payments commencing on October 7, 2005, and to make monthly principal payments commencing on March 7, 2006.

Holders may convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. In the event that the closing bid price of the Common Stock on the date that the Company provides advance written notice of redemption or on the date redemption is made exceeds the conversion price then in effect, the redemption will be calculated at 112% of the Debentures' face value.

As further security for its obligations under the Purchase Agreement and the Accredited Investor Purchase Agreement, the Company has deposited into escrow 25,685,000 shares (the "Escrow Shares") of common stock. The Escrow Shares shares are deemed issued but not outstanding.

April 2005 Financing

On April 15, 2005, we completed the sale of 863,845 units (the "Units"), each Unit consisting of one share of 5% convertible preferred stock of the Company, $.001 par value per share (the "Preferred Stock"), and one warrant to purchase one share of the Company's common stock (the "Warrants"), to accredited investors pursuant for an aggregate purchase price of approximately $561,500. The aggregate purchase price consisted of the sale of $401,500 of Units for cash and the sale of $160,000 of Units for the forgiveness of debt. In addition, each purchaser of a Unit received a warrant to purchase an additional Unit (the "Unit Warrants"). The aforementioned securities were sold in reliance upon the exemption afforded by the provisions of Regulation D, as promulgated by the Securities and Exchange Commission under the Securities Act of 1933, as amended. Subsequent to the completion of the Standby Equity Distribution Agreement and the sale of the 18% secured convertible debentures pursuant to the Securities Purchase Agreement in September 2005, the Company prepared and filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the purpose of registering the securities underlying such financing transactions. In connection therewith, the Company has received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, the Company may not register the securities sold in the financing transactions. As a result, the Company has been in discussions with the investors in the recent financing transactions regarding the possible restructuring of these financing transactions. No assurance can be given as to when, or if, the transactions will be restructured, or that the transactions will be restructured in a manner that is acceptable to the Commission to allow registration of the securities sold in these transactions.

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

In Vivo DE was subsequently merged into the parent Company. Effective April 8, 2005, the Company changed its name from In Vivo Medical Diagnostics, Inc. to In Veritas Medical Diagnostics, Inc.

Our Subsidiaries

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

The initial commercial product was a computer input device based on our patented technology, known as the "Evomouse," which was developed to the point of sale. Although the initial response in the computer peripheral press was very encouraging, we determined that this device is non-core to the future of our business. Accordingly, we discontinued production and are seeking to sell or license rights to the "Evomouse." We have recently entered into an agreement with UTEK, and American corporation, for the potential sale or licensing of this technology.

Services

We have built a successful reputation for delivering rapid prototype and production development programs. Using skilled managers with experience transferable from other industrial sectors, we can take our concept applications to prototype and even production release stage, in timescales vastly shorter than conventional project management would suggest.

Commercial Arrangements

We entered into a development contract and license agreement for our prothrombin blood clotting measuring device with Inverness Medical Innovations, Inc (IMA -
Amex) ("IMI"), located in Boston, MA. The development contract contributed over $2 million, over an 18-month period, and culminates in the delivery of the initial batch of units for market launch during the last quarter of calendar year 2005.

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

          Fetal heart rate     Consumer and           Reliable at-home and     Small, external
          monitor              professional  medical  professional-medical     device. Reliable
                               fetal well being       heart rate monitor for   detection and
                               monitor                unborn babies            continuous signal
                                                                               display. Ease of use.
                                                                               Current professional
                                                                               medical devices are
                                                                               unreliable. No device
                                                                               capable of untrained
                                                                               use exists. Device
                                                                               can be produced at
                                                                               significantly less cost
    IN DEVELOPMENT                                                             than current in-market
                                                                               devices.
------------------------------ ---------------------- ------------------------ ------------------------





------------------------------ ---------------------- ------------------------ ------------------------
          Technology                  Product           Key Applications/            Advantage
                                                             Market
------------------------------ ---------------------- ------------------------ ------------------------
          Labor predictor      Predictor of labor     Accurate prediction of   High negative and
                               onset                  onset of labor from 6    positive predictive
                                                      weeks out.  Consumer     success. Ease of use.
                                                      device for maternity     No competition exists
                                                      planning                 either in professional
                                                      In hospital,             medical or consumer
                                                      professional care for    markets
                                                      mothers identified
                                                      at-risk for pre-term
                                                      delivery.
------------------------------ ---------------------- ------------------------ ------------------------
          Blood analyte        Biomarker monitor      Accurate measurement     Highly sensitive, very
          measurement                                 using very low blood     low cost in comparison to
                                                      Volume of a number of    any competitive system.
                                                      Biomarkers including     Multiple measurements
                                                      Heart attack, HIV,       with one blood sample
                                                      Cholesterol and cancer
    IN RESEARCH

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

o Two of our eleven core patents have been granted and the remaining nine are pending. We have recently allowed our Evomouse patents to lapse to concentrate on funding our core patent strategy We are currently working on additional patent applications and filings using the Hall Effect (discussed below) and other transferable technologies to niche exploitation areas.

o Secured capital investment from the UK government via the Inverness and Nairn Enterprise Regional Development Board which has taken equity and guaranteed a program to provide partial funding for three major development programs.

o Started two PhD. Research programs at Strathclyde University in Glasgow, Scotland to further our research in non-invasive analyte measurement. These are due for review in October this year

Scientific Platform

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

Our eleven core patents and patent applications consist of the following:



 Patents                        Pending                              Granted
---------------------------     ----------------------------------   -----------
Blood Coagulation (Unipath)     China, European Patent, Japan, US
Ref: 23827.GB
---------------------------     ----------------------------------   -----------
Blood Monitor (Q-Meter)         China, European Patent, Japan, US
Ref: 1 (4)
---------------------------     ----------------------------------   -----------
Blood Monitor                   China, European Patent, Japan, US
(Susceptibility)
Ref: 1 (5)
---------------------------     ----------------------------------   -----------
Heart Monitor                   China, European Patent, Japan, US
Ref: FP3061
---------------------------     ----------------------------------   -----------
Immunoassay                     China, European Patent, Japan, US
Ref: P/25260
---------------------------     ----------------------------------   -----------
Labor Prediction                European Patent, Japan               United
Ref: FP2708                                                          Kingdom, US
---------------------------     ----------------------------------   -----------
Magnetic Separation             First Filing
Priority Date:
19/06/2004 GB
---------------------------     ----------------------------------   -----------
Medical electrode               China, European Patent, Japan, US
Ref: P3129
---------------------------     ----------------------------------   -----------
Immuoassay - measurement of     First Filing
Presence and concentration
Of compounds in fluids
Supercedes Magnetic
Seperation
---------------------------     ----------------------------------   -----------

Scanner                         China, European Patent, Japan, US
Ref: 1 (3)
Surgical Positioning            China, European Patent
Ref: 1 (2)
---------------------------     ----------------------------------   -----------

* European Patent

Path from Research to Products

Most advanced in development is the prothrombin time measuring device, with our goal to deliver a finished product under our commercial development license with IMI in 2005.

Our fetal monitoring applications are technologically the second most advanced in our medical device portfolio as we enter the second phase of clinical trials. To support the direction of our product development in line with our strategy of keeping the application focused on the end user, we have already conducted market research in clinics in both the US and the UK. These have substantiated the end product portfolio and given critical insights into the potential issues related to the ultimate marketing of the products

Next in line products will be those from the minimally invasive immunoassay suite. It is likely that the first Biomarkers to be measured would be in the area of DVT ( deep vein thrombosis ) or heart attack / stroke markers.

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

In the case of the fetal monitoring devices, we have produced semi-engineered prototypes for clinical trials Our commercial strategy for these devices is to have the devices produced and assembled for us in China and contract with partners that can assist us in marketing and distributing the products. We intend to rely on our distribution partner's experience and contacts with the end-users on issues of product features, functions and performance criteria. We are also in discussions with a second commercial partner who would take the product into the US, Europe and other world markets. These arrangements only cover the consumer range of products and further partnerships are being sought for professional medical devices.

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

As in the current practice in diabetic glucose monitoring, we extract a small drop of blood from a finger and place it on a strip. The prime advantages in using our PT measurement system over current devices are twofold: (a) cost, and
(b) the fact that our device only requires less than 3 microliters of blood, significantly less invasive than the 20 microliters of blood required by the only comparable systems. This makes it more likely to be used frequently and hence reduce the downstream cost of care for patients.

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



Feature            CoaguChek                      IVMD
------------------ ------------------------------ ------------------------------
Pain of use        Inhibitive                     Micro-lance - `pin-prick'
------------------ ------------------------------ ------------------------------
Blood volume       20 microliters                 <3 microliters
------------------ ------------------------------ ------------------------------
Ease of use        Complex & error prone process
------------------ ------------------------------ ------------------------------
Size of device     Desk top                       Hand-held; mobile phone
------------------ ------------------------------ ------------------------------
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

The second stage of clinical trials which has been completed has proven that the device can generate a 7 to 14 day initial warning of labour onset, followed by a 3 to 6 day final indication. This was achieved in normal spontaneous births. This is in line with market requirements obtained during market research clinics

Market for Fetal Monitoring Devices

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

In Research

Minimally invasive Biomarker Analysis products - Immunoassay

These products use advanced magnetic techniques to look for biomarkers in blood samples. Generally these are in very low volume, and require high sensitivity to accurately provide diagnosis. By a process of magnetically "tagging" these biomarkers, their measurement can be substantially amplified to provide a sensitive, Point of Care, diagnostic tool.

The market for Immunoassay

The In Vitro Diagnostics market in the USA was worth on its own $11.9billion in 2002 and this represents 35-40% of world market. These are mainly laboratory tests as there are few Point of Care devices available. The market is served by 30 key companies but is dominated by the larger suppliers Eg Roche Holding, J&J, Abbott Labs, Beckman Coulter, Becton Dickinson, Bayer, Dade Behring

Within this market, the Immunoassay segment is estimated at c60% with 80% of sales to top 10 manufacturers.

Market growth estimates are based around 10-15% pa to 2009 in four major segments :

- Influenza antigen
- Prostate-specific antigen
- Hepatitis C virus antigen
- Myocardial marker

By creating a fast, sensitive, low cost immunoassay device the rapid trauma/paramedic diagnosis of heart conditions alone would allow earlier interventions and significantly lower downstream healthcare costs with improved patient outcomes.

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

The current product development status of our technology may be summarized as follows:


Technology                   Product                    Key Applications                 Development Stage
---------------------------- -------------------------- -------------------------------- --------------------
1. Blood analyte             Fast, sensitive low cost   Cardiac, HIV, Drug diagnosis             2
                             Biomarker measurement      and measurement

2. Blood glucose monitor     Non-invasive, accurate     Routine measurement of glucose           1
                             Point of care              For self management
                                                        Of glucose

                             1

---------------------------- -------------------------- -------------------------------- --------------------
3. BAM (minimally invasive)  Point of care blood
                             Minimally - invasive, safe 3 analysis accurate
                             monitoring of
                             clinical conditions such as
                                                        Coagulation time
---------------------------- -------------------------- -------------------------------- --------------------
4. Medical imaging           Professional medical       Non-invasive, safe, high -               3
                             scanner                    quality alternative to 2D X-
                             Portable imaging device    ray scanning
                             Dental imaging device
---------------------------- -------------------------- -------------------------------- --------------------
5. Medical imaging           Bone densitometry Professional medical Non-invasive                 2
                             and safe 1 densitometer measurement of onset and
                             OTC variant for home use status of osteoporosis
                             (esp. for female use)
---------------------------- -------------------------- -------------------------------- --------------------
6. Surgical Positioning      Internal surgery Instrument
                             position Safe and 1 accurate 3D 1 monitor
                             positioning of instruments

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

                                Patents   Concept     Functional   Prototypes    Clinical   Production/   Commercial
                                Held      Proven      Demo                        trials    Revenues      Partner
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
Prothrombin blood                  Y          Y            Y            Y            Y          2005            Y
coagulation timing device
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
Fetal Heart Monitoring/            Y          Y            Y            Y            Y          2006           D
POLO consumer
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
Fetal Heart Monitoring/            Y          Y            Y           2004          Y          2006           D
POLO professional medical
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
Non-invasive   blood   glucose     Y          Y          2005          2006        2006         2007           2006
monitoring
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
R2 - MID                           Y          Y          2004          2005        2005         2006           2005
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------
R3 - Other                        Y/N         N          2005          2006        2006         2007          2005/6
------------------------------- --------- ----------- ------------ ------------- ---------- ------------- ---------------

Government Regulation

We are subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

Employees

We currently employ 9 full time staff members, including directors, laboratory personnel and admininstrative personnel. In addition, 3 of our directors are employed on a part time basis pursuant to consultancy agreements. All other staffing requirements are filled by consultants and outsourcing as required.

Seasonality

We do not anticipate that our business will be substantially affected by seasonality.

Item 2. DESCRIPTION OF PROPERTY

Our research and executive offices are located at The Green House, Beechwood Business Park North, Inverness, Scotland IV2 3BL in 1,128 square feet of leased space under a lease with an unaffiliated third party, expiring on April 25, 2006, and with an annual rent of approximately $33,600.

Item 3. LEGAL PROCEEDINGS

We are not currently party to any legal proceedings required to be disclosed herein.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended July 31, 2005.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IVME.OB". Prior to our name change from In Vivo Medical Diagnostics, Inc. to In Veritas Medical Diagnostics, Inc., our common stock was quoted on the OTC Bulletin Board under the symbol "IVVO.OB". Prior to that we traded under the name Sports Information & Publishing Corporation and were quoted under the symbol "SIPC.OB". Prior to July 14, 2004, there was no established trading market for our common stock. The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.



 Quarter Ended           High           Low
------------------     ---------     ---------
October 31, 2003           --            --
------------------     ---------     ---------
January 31, 2004           --            --
------------------     ---------     ---------
April 30, 2004             --            --
------------------     ---------     ---------
July 31, 2004            3.17          1.60
------------------     ---------     ---------
October 31, 2004         3.20          1.80
------------------     ---------     ---------
January 31, 2005         2.25          0.92
------------------     ---------     ---------
April 30, 2005           1.27          0.63
------------------     ---------     ---------
July 31, 2005            0.81          0.34



As of October 10, 2005, we had 56,261,308 shares of common stock issued and outstanding. Our transfer agent is Corporate Stock Transfer, Denver, Colorado,
(303) 282-4800.

Number of Stockholders

As of August 31, 2005, there were approximately 119 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

On September 7, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell Capital Partners, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000 shall be funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 shall be funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share.

In addition to the foregoing, the Company entered into a Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors (the "Accredited Investors") in its April 2005 financing described below pursuant to which the Accredited Investors agreed to exchange the securities that they purchased in such financing for an aggregate of $556,500 principal amount of Debentures. Specifically, the Accredited Investors agreed to exchange an aggregate of 863,845 units (the "Units"), as well as a warrant to purchase an additional Unit for an aggregate of $556,500 principal amount of Debentures. Each Unit consisted of one share of 5% convertible preferred stock of the Company, $.001 par value per share, and one warrant to purchase one share of the Company's common stock.

In July, 2005, we issued 100,000 shares of common stock to CLX & Associates pursuant to a public relation consulting agreement.

In July, 2005, we issued 55,000 shares of common stock to Martin E. Janis pursuant to a public relation consulting agreement.

In July, 2005, we issued 5,000 shares of common stock to Raymond Viscovitch for services rendered.

In July, 2005, we issued 5,000 shares of common stock to Cormac Glynn for services rendered.

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

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of Great American Family Parks or executive officers of Great American Family Parks, and transfer was restricted by Great American Family Parks in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and notes to those statements. In addition to historical information, the following discussion and other parts of this quarterly report contain forward-looking information that involves risks and uncertainties.

Overview

In Veritas Medical Diagnostics, Inc. (formerly In Vivo Medical Diagnostics, Inc. and Sports Information and Publishing Corp.) is engaged in the development of lateral applications of novel measurement techniques in medical devices with `near-patient' (i.e. point of care) testing applications.

We have limited assets and limited revenues and at April 30, 2005, had an accumulated deficit from inception of $6,906,574. As a result, our auditors, in their report on our financial statement for the fiscal year ended July 31, 2004, have expressed substantial doubt about our ability to continue as a going concern.

Results Of Operations

Results Of Operations For The Fiscal Year Ended July 31, 2005, Compared To Fiscal Year Ended July 31, 2004

Revenues

During the year ended July 31, 2005 we had sales of $879,847. During the year ended July 31, 2004, we had sales of $760,516.

Research & Development Expenses

For the year ended July 31, 2005, research and development costs were $1,160,175 an increase from $867,629 for the year ended July 31, 2004. The increase in 2004/5 resulted from the development of our prothrombin blood clotting measuring device together with a general increase in our research and development activity

Depreciation Expenses

Depreciation expenses for the year ended July 31, 2005 increased to $27,928 from $21,892 for the year ended July 31, 2004. This change is insignificant, reflecting the fact that investment in fixed assets has not altered materially from year to year.

General & Administrative Expenses

General and administrative expenses for the year ended July 31, 2005 increased to $187,897 from $166,746 for the year ended July 31, 2004. The increase in 2004 is due to our increased operations, although we continue to maintain a very tight overall control over the level of our general and administrative expenses.

Officer's Salaries

Officer's salaries increased to $555,153 in the year ended July 31, 2005 compared to $428,424 in the year ended July 31, 2004. No increase in any of the directors individual salaries occurred and the increase is simply due to differing time periods between 2004 and 2005.

Stock Based Compensation

We issued stock in compensation for service provided by several profession and other advisors and supplies during the year ended July 31 2005 amounting to $526,778 compared to $97,941 in the year ended July 31 2004. This increase represents a general level of increase our activities coupled with our desire to conserve cash.

Stock Options Expense

Stock option expense for the year ended July 31, 2005 amounted to $52,698 compared to zero in the year ended July 31 2004. There were no stock options which required to be accounted for as a charge in 2004.

Legal and Professional

Legal and Professional fees increased to $630,460 during the year ended July 31, 2005, from $194,033 in the year ended July 31, 2004. This was a result of a substantial amount of transaction and commercial legal and other professional work being undertaken during the year ended July 31, 2005.

Net Income (Loss)

Our net loss for the year ended July 31, 2005 was $2,450,792, as compared to a net loss of $1,016,972 for the year ended July 31, 2004. This increase is mainly due to increased expenditure on research and development, legal and professional advice and to increased stock option expense, all of which are discussed above.

Liquidity and Capital Resources

As of July 31, 2005, we had cash of $2,015. Our current liabilities as of July 31, 2005 aggregated $1,271,657. In order to implement our plan of operation and commercialize our products, we intend to secure development contracts with commercial partners committed to launching products into global markets. We may also seek outside debt and equity financing to fund our continuing operations, to the extent that such funding is available under reasonable terms and conditions. Subsequent to July 31, 2005 we have continued to be actively engaged in raising additional loan and equity finance. A full description of our activities and their current status is set out in note 8 to the financial statements.

Recent Financings

September 2005 Financing

Standby Equity Distribution Agreement

On September 7, 2005, the Company entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company may sell to Cornell up to $500,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 97% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to Cornell of its intention to sell shares. The Company will also pay a 5% commitment fee upon each sale of shares under the Distribution Agreement. Cornell has agreed not to short any of the shares of Common Stock.

18% Secured Convertible Debentures

Also on September 7, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000 shall be funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 shall be funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share.

In addition to the foregoing, the Company entered into a Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors (the "Accredited Investors") in its April 2005 financing pursuant to which the Accredited Investors agreed to exchange the securities that they purchased in such financing for an aggregate of $556,500 principal amount of Debentures. Specifically, the Accredited Investors agreed to exchange an aggregate of 863,845 units (the "Units"), as well as a warrant to purchase an additional Unit for an aggregate of $556,500 principal amount of Debentures. Each Unit consisted of one share of 5% convertible preferred stock of the Company, $.001 par value per share, and one warrant to purchase one share of the Company's common stock.

The Debentures mature on the first anniversary of the date of issuance and bear interest at the annual rate of 18% in cash. The Company is required to make monthly interest payments commencing on October 7, 2005, and to make monthly principal payments commencing on March 7, 2006.

Holders may convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. In the event that the closing bid price of the Common Stock on the date that the Company provides advance written notice of redemption or on the date redemption is made exceeds the conversion price then in effect, the redemption will be calculated at 112% of the Debentures' face value.

As further security for its obligations under the Purchase Agreement and the Accredited Investor Purchase Agreement, the Company has deposited into escrow 25,685,000 shares (the "Escrow Shares") of common stock. The Escrow Shares shares are deemed issued but not outstanding.

April 2005 Financing

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of July 31, 2005 or as of the date of this report.

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

RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this prospectus. If any of the risks discussed in this prospectus actually occur, our business, financial condition and results of operations could be materially and adversely affected. If this were to happen, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below. See "Forward-Looking Statements."

Risks Related to Our Business

We have not generated any revenues and may never achieve profitability

We are a development stage company and, to date, have not generated any revenues. From inception through April 30, 2005, we had an accumulated deficit of $6,906,574. For the years ended July 31, 2005 and 2004, we incurred net losses of $2,450,792 and $1,016,972, respectively. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have included a going concern qualification in their opinion which may make it more difficult for us to raise capital

Our auditors have qualified their opinion on our financial statements because of concerns about our ability to continue as a going concern. These concerns arise from the fact that we have not generated sufficient cash flows to meet our obligations and sustain our operations. If we are unable to continue as a going concern, you could lose your entire investment in us.

We will need significant additional capital, which we may be unable to obtain.

Our capital requirements in connection with our development activities and transition to commercial operations have been and will continue to be significant. We have depended upon the proceeds of sales of our securities to private investors to cover our operating losses. We will require substantial additional funds to continue research, development and testing of our technologies and products, to obtain intellectual property protection relating to our technologies when appropriate, and to manufacture and market our products. We anticipate that the funds being raised by this Offering will only be sufficient to fund our operations for the next 24 months and, thereafter if we do not generate adequate cash flow from operations and licensing we will need to raise additional funds. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain additional capital may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our research and development plans. Any additional equity financing may involve substantial dilution to our then existing shareholders.

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

Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and other arrangements. We have completed a substantial amount of invention disclosure documentation. Thus far, we have: one patent granted; we have allowed one patent to lapse in a non core area;, we have nine patents pending and; we have one patent in draft. We intend to continue to file patent applications covering our products when and where appropriate. Such filings will be costly and time consuming. Patents may not issue from applications and any issued patents may not provide adequate protection for our products or processes. Our competitors may independently patent technologies that are substantially equivalent or superior to our technology. In addition, competitors' products may infringe upon our patents and the cost of protecting our rights relative to such infringement may be prohibitive thereby undermining our ability to protect products effectively.

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

We maintain modest insurance coverage and therefore we could incur losses as a result of an uninsured loss.

We maintain theft and casualty insurance. In addition, we maintain key man insurance on the following two employees in the amount of $1,000,000 each: John Fuller, our Chief Executive Officer, and Brian Cameron, our Chief Operating Officer. We carry liability insurance on our Prediction of Labour Onset trials of up to $5,000,000, and standard United Kingdom employee liability insurance that is compulsory for all United Kingdom companies.

The following risks relate principally to our common stock and its market value:

There is a limited market for our common stock which may make it more difficult for you to dispose of your stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "IVME.OB." There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our stock price may be volatile

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

o technological innovations or new products and services by us or our competitors;
o additions or departures of key personnel;
o sales of our common stock
o our ability to integrate operations, technology, products and services;
o our ability to execute our business plan;
o operating results below expectations;
o loss of any strategic relationship;
o industry developments;
o economic and other external factors; and
o period-to-period fluctuations in our financial results.

Because we have a limited operating history with no revenues to date, you may consider any one of these factors to be material. Our stock price may fluctuate widely as a result of any of the above listed factors.

In addition, the securities markets have from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These market fluctuations may also materially and adversely affect the market price of our common stock.

We have not paid dividends in the past and do not expect to pay dividends in the future. Any return on investment may be limited to the value of our common stock

We have never paid cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. The payment of dividends on our common stock will depend on earnings, financial condition and other business and economic factors affecting it at such time as the board of directors may consider relevant. If we do not pay dividends, our common stock may be less valuable because a return on your investment will only occur if its stock price appreciates.

Our common stock is deemed to be penny stock with a limited trading market

Our common stock is currently listed for trading on the OTC Bulletin Board which is generally considered to be a less efficient market than markets such as NASDAQ or other national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities are subject to the "penny stock rules" adopted pursuant to Section 15 (g) of the Securities Exchange Act of 1934, as amended, or Exchange Act. The penny stock rules apply to non-NASDAQ companies whose common stock trades at less than $5.00 per share or which have tangible net worth of less than $5,000,000 ($2,000,000 if the company has been operating for three or more years). Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules," investors will find it more difficult to dispose of our securities. Further, for companies whose securities are traded in the OTC Bulletin Board, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

Item 7. FINANCIAL STATEMENTS

All financial information required by this Item is attached hereto beginning on Page F-1.


                                                                                                       Page
                                                                                                       ----
Report of Independent Registered Public Accounting Firm.................................................F-2

Consolidated Balance Sheet at July 31, 2005.............................................................F-3

Consolidated Statements of Operations for the years
     ended July 31, 2005 and 2004 and for the period
     from March 26, 1997 (Inception) through July 31, 2005..............................................F-4

Consolidated Statements of Accumulated Other Comprehensive Loss
     for the years ended July 31, 2005 and 2004 and for the period from March 26, 1997 (Inception) through July 31, 2005..............................................F-5

Statement of Changes in Shareholders' Deficit for the period from
     March 26, 1997 (Inception) through July 31, 2005...................................................F-6

Consolidated Statements of Cash Flows for the years
     ended July 31, 2005 and 2004 and for the period
     from March 26, 1997 (Inception) through July 31, 2005..............................................F-7

Notes to Consolidated Financial Statements..............................................................F-8


             Report of Independent Registered Public Accounting Firm

The Board of Directors
In Veritas  Medical  Diagnostics,  Inc.  (formerly In Vivo Medical  Diagnostics,
Inc.):

We have  audited  the  accompanying  consolidated  balance  sheet of In  Veritas
Medical Diagnostics, Inc. (a Colorado corporation) (formerly In Vivo Medical Diagnostics, Inc.) as of July 31, 2005, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended July 31, 2005, and for the period from March 26, 1997 (inception) through July 31, 2005. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of In Vivo Medical Diagnostics, Inc. as of July 31, 2005, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2005 and for the period from March 27, 1997 (inception) through July 31, 2005, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has a net capital deficit at July 31, 2005. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.





Cordovano and Honeck, LLP
Denver, Colorado
October 31, 2005

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                  July 31, 2005



                                     Assets
Current assets:
    Cash............................................................................................     $        2,015
    Accounts receivable.............................................................................             29,721
    Prepaid expenses and other......................................................................             65,922
                                                                                                          -------------
                 Total current assets...............................................................             97,658
Property and equipment, net (Note 3)................................................................             30,006
Intangible assets:
    Patent costs ...................................................................................             60,739
                                                                                                          -------------

                                                                                                         $      188,403
                                                                                                          =============

                               Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable................................................................................     $      712,638
    Accrued liabilities ............................................................................            540,149
    Indebtedness to related parties (Note 2)........................................................             18,870
                                                                                                          -------------
                 Total current liabilities..........................................................          1,271,657

Long-term debt:
    Notes payable, related party (net of discount) (Note 2).........................................          1,685,440
                                                                                                          -------------
                 Total liabilities..................................................................          2,957,097
                                                                                                          -------------

Shareholders' deficit:
    Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference of $33,603,984)
      Series A Preferred stock, 33,042,484 shares issued and outstanding (Note 4)...................             33,043
      Series B Preferred stock, 863,844 shares issued and outstanding (Note 4)......................                864
    Common stock, $.001 par value, 500,000,000 shares authorized,
      54,261,301 shares issued and outstanding (Note 5).............................................             54,261
    Additional paid-in capital......................................................................          4,419,204
    Accumulated other comprehensive loss- foreign currency adjustment...............................           (369,492)
    Deficit accumulated during the development stage................................................         (6,906,574)
                                                                                                          -------------

                 Total shareholders' deficit........................................................         (2,768,694)
                                                                                                          -------------
                                                                                                         $      188,403
                                                                                                          =============

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                            Statements of Operations

                                                                                                       March 26, 1997
                                                                                                         (Inception)
                                                                         Years Ended                       Through
                                                                           July 31,                        July 31,
                                                          ------------------------------------------
                                                                2005                  2004                  2005
                                                          -------------------   --------------------  ------------------

Net sales and gross revenues:
    Net sales..........................................$          879,847     $           760,516    $       2,300,677
    Cost of sales.......................................            4,580                     823              242,097
                                                          -------------------   --------------------  ------------------

                   Gross profit.........................          875,267                 759,693            2,058,580
                                                          -------------------   --------------------  ------------------

Operating expenses:
    Research and development............................        1,160,175                867,629             2,898,882
    Depreciation........................................           27,928                 21,892               137,430
    Officers salaries...................................          555,153                428,424               983,577
    Legal and professional..............................          630,460                194,033               824,493
    Stock based compensation (Note 6):
       Stock options expense............................           52,698                     --                52,698
       Consulting expense...............................          526,778                 97,941               526,778
    General and administrative..........................          187,897                166,746             4,038,145
                                                         -------------------   --------------------  ------------------

                                                                3,141,089              1,776,665             9,462,003
                                                         -------------------   --------------------  ------------------

       Loss before other income.........................       (2,265,822)            (1,016,972)           (7,403,423)

Nonoperating income (expense):
    UK government grant (Note 1)........................          194,896                                      194,896
    Interest expense....................................         (230,542)                                    (230,542)
    Gain (loss) on foreign exchange.....................         (130,115)                                    (130,115)
    Gain (loss) from extinguishments of debt............          (19,209)                    --               662,610
                                                          -------------------   --------------------  ------------------


       Loss before income taxes.........................       (2,450,792)            (1,016,972)           (6,906,574)

    Income tax provision................................               --                      --                   --
                                                          -------------------   --------------------  ------------------

                   Net loss............................. $     (2,450,792)     $       (1,016,972)   $      (6,906,574)
                                                          ===================   ====================  ==================

Basic and diluted loss per share........................ $          (0.05)     $            (0.09)
                                                         ===================   ====================

Weighted average common shares outstanding..............       51,123,139.             11,864,058
                                                         ===================   ====================


          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
         Consolidated Statements of Accumulated Other Comprehensive Loss



                                                                                                       March 26, 1997
                                                                                                         (Inception)
                                                                         Years Ended                       Through
                                                                          July 31,                         July 31,
                                                                2005                  2004                  2005
                                                         -------------------   --------------------  --------------------

Net loss...............................................  $      (2,450,792)    $        (1,016,972)  $        (6,906,574)

Other comprehensive loss, net of tax:
    Cumulative translation adjustment..................            274,643                (339,570)             (369,492)
                                                         -------------------   --------------------  --------------------

                   Comprehensive loss..................  $      (2,176,149)    $        (1,356,542)  $        (7,276,066)
                                                         ===================   ====================  ====================




          See accompanying notes to consolidated financial statements.

                    IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit




                                                                           Preferred Stock
                                                                  Series A                  Series B               Common Stock
                                                            Shares      Par Value     Shares      Par Value     Shares    Par Value

                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, March 26, 1997 ...............................          --     $      --            --     $      --     --      $     --
October 2000, sale of stock, ($0.0035/share) ..........     4,366,377         4,366
December 2001, sale of stock, ($0.0035/share) .........     6,545,703         6,546          --            --     --            --
October 2001, sale of stock, ($0.0202/share) ..........    23,431,582        23,432          --            --     --            --

Foreign currency
   translation adjustment .............................          --            --            --            --     --            --
Net loss ..............................................          --            --            --            --     --            --
                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, July 31, 2001 ................................    34,343,662        34,344          --            --     --            --

Foreign currency
   translation adjustment .............................          --            --            --            --     --            --
Net loss ..............................................          --            --            --            --     --            --
                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, July 31, 2002 ................................    34,343,662        34,344          --            --     --            --

Foreign currency
   translation adjustment .............................          --            --            --            --     --            --
Net loss ..............................................          --            --            --            --     --            --
                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, July 31, 2003 ................................    34,343,662        34,344          --            --     --            --


Merger with HEMP (Note 8) .............................          --            --            --            --  38,397,164    38,397
July 2004, merger with SIPC ...........................          --            --            --            --  10,550,000
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ............          --            --            --            --   1,636,233     1,636
July 2004, issuance of common
   stock for services, ($0.4093/share) ................          --            --            --            --     239,289       239
Foreign currency
   translation adjustment .............................          --            --            --            --     --            --
Reclassification of gain from debt
   forgiveness by Westek (Notes 2 and 9) ..............          --            --            --            --     --            --
Net loss ..............................................          --            --            --            --     --            --
                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, July 31, 2004 ................................    34,343,662        34,344          --            --  50,822,686   $50,822
                                                          ===========   ===========    =========    ========== ========== ==========

August 2004, additional paid in capital from
    bridge loans exchanged for shares..................          --            --            --            --     --            --
August 2004, offering costs adjustment.................          --            --            --            --     --            --
December 2004, issuance of stock for interest
    on bridge loan.....................................          --            --            --            --      60,096        60
February 2005, issuance of stock for services..........          --            --            --            --     694,550       695
March 2005, issuance of stock for services.............          --            --            --            --     100,000       100
April 2005, issuance of stock warrants for
    services...........................................          --            --            --            --     --            --
April 2005, sale of preferred Series B stock
    net of $97,995 offering costs ($.001 par),
    ($0.65/share)......................................          --            --       617,692            618    --            --
April 2005, issuance of stock for
    debt forgiveness...................................          --            --       246,152            246    --            --
June 2005, issuance of stock options for
    services...........................................          --            --            --            --     --            --
June 2005, issuance of common stock for
    convertible preferred shares.......................    (1,301,178)       (1,301)         --            --   1,301,178     1,301
July 2005, issuance of stock for services..............          --            --            --            --     120,000       120
July 2005, issuance of stock for conversion
    of debt............................................          --            --            --            --   1,162,791     1,163
Foreign currency translation adjustment................          --            --            --            --     --            --
Net loss...............................................          --            --            --            --     --            --

                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance July 31, 2005..................................    33,042,484        33,043     863,844            864 54,261,301   $54,261

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                                                                           Deficit
                                                                         Accumulated    Accumulated
                                                           Additional       During        Other
                                                             paid-in     Development   Comprehensive
                                                             capital        Stage         Income           Total
                                                            Restated       Restated                       Restated
                                                          -----------    -----------    -----------    -----------
Balance, March 26, 1997 ...............................   $      --      $      --      $      --      $      --
October 2000, sale of stock, ($0.0035/share) ..........        10,874           --             --           15,240
December 2001, sale of stock, ($0.0035/share) .........        16,301           --             --           22,847
October 2001, sale of stock, ($0.0202/share) ..........       448,906           --             --          472,338

Foreign currency
   translation adjustment .............................          --             --           21,203         21,203
Net loss ..............................................          --       (1,350,829)          --       (1,350,829)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2001 ................................       476,081     (1,350,829)        21,203       (819,201)

Foreign currency
   translation adjustment .............................          --             --         (140,377)      (140,377)
Net loss ..............................................          --       (1,007,362)          --       (1,007,362)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2002 ................................       476,081     (2,358,191)      (119,174)    (1,966,940)

Foreign currency
   translation adjustment .............................          --             --         (185,391)      (185,391)
Net loss ..............................................          --       (1,080,619)          --       (1,080,619)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2003 ................................       476,081     (3,438,810)      (304,565)    (3,232,950)


Merger with HEMP (Note 8) .............................       (29,397)          --             --            9,000
July 2004, merger with SIPC ...........................       (10,688)          --             --             (138)
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ............       448,364           --             --          450,000
July 2004, issuance of common
   stock for services, ($0.4093/share) ................        97,702           --             --           97,941
Foreign currency
   translation adjustment .............................          --             --         (339,570)      (339,570)
Reclassification of gain from debt
   forgiveness by Westek (Notes 2 and 9) ..............     2,030,298           --             --        2,030,298
Net loss ..............................................          --       (1,016,972)          --       (1,016,972)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2004 ................................   $ 3,012,360    $(4,455,782)   $  (644,135)   $(2,002,391)

August 2004, additional paid in capital from
    bridge loans exchanged for shares                          17,495             --             --         17,495
August 2004, offering costs adjustment                         (6,000)            --             --         (6,000)
December 2004, issuance of stock for interest
    on bridge loan                                             76,100             --             --         76,160
February 2005, issuance of stock for services                 427,695             --             --        428,390
March 2005, issuance of stock for services                     62,880             --             --         62,980
April 2005, issuance of stock warrants for
    services                                                   17,295             --             --         17,295
April 2005, sale of preferred Series B stock
    net of $97,995 offering costs ($.001 par),
    ($0.65/share)                                             302,887             --             --        303,505
April 2005, issuance of stock for
    debt forgiveness                                          159,754             --             --        160,000
June 2005, issuance of stock options for
    services                                                   35,403             --             --         35,403
June 2005, issuance of common stock for
    convertible preferred shares                                   --             --             --             --
July 2005, issuance of stock for services                      35,288             --             --         35,408
July 2005, issuance of stock for conversion
    of debt                                                   278,047             --             --        279,210
Foreign currency translation adjustment                            --             --        274,643        274,643
Net loss                                                           --     (2,450,792)            --     (2,450,792)
                                                           ----------    ------------     ----------   ------------
Balance July 31, 2005                                      $4,419,204    $(6,906,574)     $(369,492)   $(2,768,694)
                                                           ==========    ============     ==========   ============

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows


                                                                                                      March 26, 1997
                                                                                                       (Inception)
                                                                                  Years Ended            Through
                                                                                   July 31,              July 31,
                                                                             2005             2004         2005
                                                                     ----------------  --------------  --------------

Cash flows from operating activities:
    Net loss.......................................................  $    (2,450,792)    $(1,016,972)    $(6,906,574)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization............................           27,928          21,892         135,098
          Intercompany interest income.............................          144,382              --         144,382
          Stock based compensation.................................          579,476              --         579,476
          Stock issued for interest................................           86,160              --          86,160
          Gain (loss) on debt forgiveness..........................           19,209              --        (662,610)
          Changes in operating assets and liabilities:
               Receivables.........................................          197,006         (58,018)        (53,439)
               Prepaid expenses and other current assets...........          (23,167)        (23,576)        (46,743)
               Accounts payable....................................          281,253         125,509         712,655.
               Accrued expenses....................................          377,748         102,000         550,682.
               Accounts payable (related party)....................          (56,458)             --         (56,458)
               Other...............................................           75,820          62,452          69,820
                                                                     ----------------  --------------  --------------
                      Net cash used in
                        operating activities.......................         (741,435)       (786,713)     (5,447,551)
                                                                     ----------------  --------------  --------------

Cash flows from investing activities:
    Acquisition of patents.........................................          (60,739)             --         (60,739)
    Acquisition of equipment.......................................          (16,642)        (25,387)       (151,208)
                                                                     ----------------  --------------  --------------
                      Net cash used in
                        investing activities.......................          (77,381)        (25,387)       (211,947)
                                                                     ----------------  --------------  --------------

Cash flows from financing activities:
    Advances from affiliates.......................................          (41,195)        416,394       4,378,963
    Repayments of advances from affiliates.........................               --        (160,623)       (728,426)
    Advances from related parties..................................           (5,445)             --          83,050
    Proceeds from issuance of preferred stock......................          303,505              --         813,930
    Discount on notes payable......................................          144,382              --         144,382
    Proceeds from issuance of notes payable........................          375,000         587,495         962,495
                                                                     ----------------  --------------  --------------
                      Net cash provided by
                        financing activities.......................          776,247         843,266       5,654,394
                                                                     ----------------  --------------  --------------

Effect on cash from foreign currency translation...................           (1,607)          1,393           7,119

                      Net change in cash and
                        cash equivalents...........................          (44,176)         32,559           2,015

Cash and cash equivalents:
    Beginning of period............................................           46,191          13,632              --
                                                                     ----------------  --------------  --------------

    End of period..................................................  $         2,015   $      46,191      $    2,015
                                                                     ================  ==============  ==============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes................................................  $            --   $          --      $       --
                                                                     ================  ==============  ==============
       Interest....................................................  $            --   $          --      $       --
                                                                     ================  ==============  ==============

Non-cash financing activities:
    Conversion of note payable to common stock.....................  $       250,000   $     450,000      $  700,000
    Conversion of interest to common stock.........................           86,160              --          86,160
    Stock-based compensation.......................................          579,476              --         612,113
                                                                     ----------------  --------------  --------------
                                                                     $       915,636   $     450,000      $1,365,636
                                                                     ================  ==============  ==============


          See accompanying notes to consolidated financial statements.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Note 1:  Summary of Significant Accounting Policies

Organization and Basis of Presentation

Background

Effective July 31, 2004, Hall Effect Medical Products, Inc. ("HEMP"), a Delaware corporation, merged with Sports Information Publishing Corp. ("SIPC"), which was incorporated under the laws of Colorado on November 7, 2003. Subsequent to the merger SIPC changed its name to In Vivo Medical Diagnostics, Inc. and later In Veritas Medical Diagnostics, Inc. ("IVMD" "we" "us" or "our")

SIPC was originally incorporated for the purpose of engaging in the sports industry. In 2002, SIPC filed a Form SB-2 registration statement with the Securities and Exchange Commission relating to the registration of up to 1,000,000 previously issued shares of common stock at a price of $0.15 per share. The SEC declared the offering effective in August 2003.

We are a development-stage enterprise located in Inverness, Scotland. We are developing medical diagnostic products for personal and professional use. Certain of our products under development are based on technology that utilizes the Hall Effect, discovered more than a hundred years ago, for which we are developing practical applications. Prior to the merger, we were funded by a private UK company, Westek Limited, and Abacus Trust Company Limited was our majority shareholder.

Shares of our common stock trade in the Over the Counter ("OTCBB") market. Because of the nature of the OTCBB market there was only a limited trading market for our stock during the periods presented. For similar reasons the quoted price of our stock was inevitably subject to considerable short term volatility. As a result, management has relied on the value of consideration received when reporting non-monetary transactions in the accompanying financial statements.

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD UK Limited ("IVMD") and Jopejo Limited ("Jopejo"), both UK companies. The assets and liabilities of our foreign subsidiaries have been translated at the exchange rate in effect at July 31, 2005 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

Change in fiscal year-end

We elected to change our year-end to July 31 in 2004. The financial statements presented herein cover the year ended July 31, 2004 and the year ended July 31, 2005 for Jopejo and the ten months ended July 31, 2004 and the year ended July 31, 2005 for IVMD UK. In the 2004 financial statements, there were no material intervening events and the change in the fiscal year of IVMD UK did not have a material effect on the consolidated group. The use of different closing dates in 2003 was necessitated by the respective different year-ends of the subsidiaries.

Basis of presentation

Our research and development is conducted in Inverness, Scotland through our subsidiaries: IVMD UK Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters. We plan to continue to raise capital through stock sales and debt issuances to fund our development. In addition, we obtain cash from UK government grants that are designed to support employment and enterprise and from commercial partners who contribute towards certain development projects. In due course, we expect our primary revenue to consist of royalties received from commercial partners in respect of the commercial exploitation of our products, once developed and successfully taken to market.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Inherent in our development-stage enterprise are various risks and uncertainties, including our limited operating history, historical operating losses, dependence upon strategic alliances, and market acceptance of the Hall Effect technology. Our ability to generate revenues from royalties will be dependent upon our ability to enter into licenses, joint ventures or distribution agreements with established businesses with existing sales and marketing structures. Our future success will be dependent upon our ability to develop and provide new medical devices that meet customers changing requirements, including the effective use of the Hall Effect technology, to continue to enhance our current products under development, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

In common with most development stage entities we have incurred losses (principally represented by research and development expenditures) since inception and we have an inevitable net capital deficit at July 31, 2005. We also had substantial net current liabilities at July 31, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern. As explained above, in 2004, we merged with a public shell company. This merger provides us with limited access to the capital markets via the OTCBB. During fiscal years 2004 and 2005, we raised limited amounts of capital by virtue of our OTCBB quote; we need to continue to raise capital through public or private stock offerings to finance our development activities and ultimately, to achieve profitability. However, there is no assurance that we will be successful in our efforts to raise capital or to become a profitable company. Note 8 to these Financial Statements sets out details of the status of certain capital raisings that have taken place since 31st July 2005.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at July 31, 2005.

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

Patent Costs

The legal, professional and registration costs involved in registering patents which are important to our product development program are capitalized and written off on a straight line basis over the lesser of the estimated commercial life or legal life of the underlying patents, on a patent by patent basis. We adopted this accounting policy for the first time in the balance sheet at July 31, 2005 since we previously judged that the costs were immaterial. Prior to July 31, 2005, we expensed patent costs as incurred. Capitalized costs are expensed if patents are not granted.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Impairment of Long-Lived Assets

In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, we evaluate our long-lived assets, including related intangibles, of identifiable business activities for impairment when events or changes in circumstances indicate, in management's judgment, that the carrying value of such assets may not be recoverable. The determination of whether impairment has occurred is based on management's estimate of undiscounted future cash flows attributable to the assets as compared to the carrying value of the assets. If impairment has occurred, estimating the fair value for the assets and recording a provision for loss if the carrying value is greater than fair value determine the amount of the impairment recognized. For assets identified to be disposed of in the future, the carrying value of these assets is compared to the estimated fair value less the cost to sell to determine if impairment is required. Until the assets are disposed of, an estimate of the fair value is re-determined when related events or circumstances change.

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on our expectation of the future performance of the group.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

No impairment charges were recognized during each of the years ended July 31, 2005 and 2004.


Deferred Offering Costs

Costs incurred in connection with proposed common stock offerings that straddle the year end are deferred in the accompanying financial statements and are offset against the proceeds from the offering or written off against earnings, if the offering is unsuccessful, as appropriate, in future periods.

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

Revenue Recognition

Our revenue has been generated through contribution to development projects from commercial partners and from UK government grants. We recognize such revenue based on the terms of the underlying agreement.

Financial Instruments and Concentration of Credit Risk

At July 31, 2005, the fair value of our financial instruments approximate their carrying value based on their terms and interest rates. Substantially all of our trade receivables were from one customer as of July 31, 2005.

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

Research and Development Costs

Research and development costs are expensed as incurred. During the year ended July 31, 2005 we reexamined the method used to calculate the proportion of our overheads that related to research and development and have refined the basis to provide a more accurate reflection of those costs. Naturally this involves estimates, but we believe that the method which we have used fairly reflects the volume of research and development activity of the Group. For comparative purposes, the Financial Statements include comparative 2004 data for research and development which has been calculated using the same methods of estimation as have been employed for the 2005 financial statements. This reclassification does not impact the overall 2004 financial statements.

Reclassifications

The 2004 statements of operations has been reclassified to conform with the 2005 presentation.

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

At July 31, 2005, there was no variance between basic and diluted loss per share as the securities in our capital structure are antidilutive.

Note 2:  Related Party Transactions

We purchased goods and services from related parties totalling $120,492 and $87,554 during the years ended July 31, 2005 and 2004, respectively. As of July 31, 2005, $18,870 was due to related parties.

We received advances from Westek Limited totalling $-0- and we repaid Westek limited a total of $-0- during the year ended July 31, 2005. We received advances from Westek Limited totalling $416,394 and we repaid Westek limited a total of $160,623 during the year ended July 31, 2004. No transactions of this type took place in 2005. In July 2004, Westek agreed to release us from $2,030,298 of the accumulated advances in exchange for a noninterest-bearing promissory note totalling $1,800,000. We reflected a capital contribution totalling $2,030,298 in the accompanying financial statements. The promissory note is payable in full by September 30, 2006. Under the terms of the note, we are obligated to make repayments of the principle amount earlier that September 30, 2006 out of any equity or equity type financings made before that date by applying an agreed percentage of the aggregate net proceeds from equity or equity-type financings. The agreed percentage is 56% of any net proceeds which exceed $2,000,000 (up to $3,000,000) and 25% of all net proceeds in excess of $3,000,000. As of July 31, 2005, we are indebted to Westek in the amount of $1,685,440, net of discount of $114,560.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


We paid affiliated management fees totalling $48,764 and $37,399 for the years ended July 31, 2005 and 2004, respectively.

We paid consulting fees totalling $526,778 and $97,941 to related parties during the years ended July 31, 2005 and 2004, respectively. See also Note 5.

Note 3:  Property and Equipment

Major classes of property and equipment as of July 31, 2005 are listed below:



Furniture and fixtures                                         $    16,478
Office equipment                                                    89,570
Plant and equipment                                                 17,747
                                                               ------------
                                                                   123,795
Less: accumulated depreciation                                      93,789
                                                               ------------
                                                                    30,006
                                                               ============

Depreciation expense was $27,558 and $21,892 for the years ended July 31, 2005 and 2004, respectively.

Note 4:  Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock.

4% Convertible Preferred Stock

As of July 31, 2005, the Company had 33,042,484 shares of Series A 4% voting redeemable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock commencing October 30, 2005, provided the Common Stock have traded at a price of $3.00 per share for at least 30 consecutive trading days, and at any time after January 30, 2006. Holders of Series A Preferred Stock have priority over all of the shares of In Veritas Medical Diagnostics, Inc. on liquidation or sale at the rate of $1.00 per share. Holders are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

The aggregate and per-share amounts of arrearages in cumulative preferred dividends on the Series A Preferred Shares through July 31, 2005, are $20,697 and $-0-, respectively.

5% Convertible Preferred Stock

On April 15, 2005, we completed the sale of 863,845 units (the "Units"), each Unit consisting of one share of Series B 5% Convertible Preferred Stock, one warrant to purchase one share of the Company's common stock ("Stock Warrants"), and one warrant to purchase an additional unit ("Unit Warrants"). Such shares pay an annual dividend of 5% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

outstanding share of Series B Preferred Stock commencing April 15, 2005. The Stock Warrants are exercisable from April 15, 2005 until April 15, 2008 at an exercise price of $1.50 per share, subject to adjustment. The Unit Warrants are exercisable for a period of 180 days from the effective date of the registration statement at an exercise price of $0.65 per unit, subject to adjustment. All preferential amounts to be paid to the holders of Series B Preferred Stock shall be paid on a pari-passu basis with any preferential amounts to be paid to the holders of our Series A Preferred Stock, and prior to the common stock.

The aggregate and per-share amounts of arrearages in cumulative preferred dividends on the Series B Preferred Shares through July 31, 2005, are $8,122 and $0.01, respectively.

Note 5:  Common Stock

We are authorized to issue 100,000,000 shares of common stock. We issued the following shares of common stock for services during the years ended July 31, 2005 and 2004, respectively:

                                                                             July 31, 2005                     July 31, 2004
                                                                     ---------------------------       --------------------------
                                                                        Number       Fair Value          Number      Fair Value
                                                                      of Shares       of Shares         of Shares     of Shares
Employee/Consultant                                                      Issued         Issued           Issued         Issued
                                                                     -----------     -----------       -----------    -----------
Brian Cameron................................................                 -      $        -            73,899     $   30,247
KDA Limited..................................................                 -               -            17,390          7,118
John Fuller..................................................                 -               -            98,050         40,132
Patricia Connelly............................................                 -               -            37,000         15,144
Robert Knowles...............................................             5,550               -            12,950          5,300
David Kagel..................................................           429,000         261,690                 -              -
Randall Lanham...............................................           125,000          76,250                 -              -
Martin E. Janis..............................................           145,000          56,457                 -              -
David Barnes.................................................           100,000          67,000                 -              -
Sichenzia Ross Friedman & Ference, LLP.......................           100,000          62,979                 -              -
Raymond Viscovitch...........................................             5,000           1,201                 -              -
Cormac Glenn.................................................             5,000           1,201                 -              -
                                                                     -----------     -----------       -----------    -----------
                                                                        914,550      $  526,778           239,289     $   97,941
                                                                     ===========     ===========       ===========    ===========

Prior to the merger, we valued the shares of common stock based on the value of the services. After the merger, we valued the shares of common stock based on the quoted market price of the stock.

We issued the following shares of common stock for debt during the years ended July 31, 2005 and 2004, respectively:

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


                                                                             July 31, 2005                     July 31, 2004
                                                                      ---------------------------   -------------------------------
                                                                          Number      Fair Value        Number          Fair Value
                                                                        of Shares      of Shares       of Shares        of Shares
Note Holder                                                               Issued         Issued          Issued            Issued
                                                                      ------------   ------------   ------------       ------------
Max Finkle.............................................................         -               -         35,000         $   10,000
David Pacher...........................................................         -               -         17,500              5,000
Eugene Hall............................................................         -               -         17,500              5,000
Benjamin Wilson........................................................         -               -         17,500              5,000
Spelman Research.......................................................         -               -         35,000             10,000
Fiserv Securities......................................................         -               -         52,500             15,000
Lynn Tanner............................................................         -               -        140,000             40,000
Robert Rubin...........................................................         -               -        227,500             65,000
Charles Warshaw Family Trust...........................................         -               -        350,000            100,000
First Global Services Corp.............................................         -               -         35,000             10,000
First Global Services Corp.............................................         -               -         52,500             15,000
Mark Bolanger..........................................................         -               -        175,000             50,000
Inverness & Nairn Enterprise...........................................    61,233          17,495        247,625             70,750
Steven Haggerty........................................................         -               -         35,000             10,000
Kenneth Dalglish.......................................................         -               -         35,000             10,000
Joe Frame..............................................................         -               -         35,000             10,000
Helen Goody............................................................         -               -         32,375              9,250
James Bell.............................................................         -               -         35,000             10,000
NITE Capital LP (interest).............................................    60,096          76,160              -                  -
NITE Capital LP (principal and interest)............................... 1,162,791         279,209              -                  -
                                                                      ------------   ------------   ------------       ------------
                                                                        1,284,120    $    355,369      1,575,000         $  450,000

Prior to the merger, we valued the shares of common stock based on the amount of debt converted. After the merger, we valued shares of common stock based on the quoted market price of the stock.

Note 6:  Stock Options

Stock Options - Employees

During May 2004, the Company granted 9,659,000 common stock options to two officers with an exercise price of $1.00 per share. The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $1.00 per share based on estimates made by the directors at that time. The value of these options as of July 31, 2005 was $.-0-. 3,219,666 options vest on May 26, 2006, an additional 3,219,666 options vest on May 26, 2007, and the final 3,219,668 options vest on May 26, 2008.

The Company adopted and reserved 21,434,788 shares of Common Stock for issuance under its 2005 Stock Incentive Plan. Under the plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or options which are not intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986.

                     In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


The 2005 Stock Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an "employee stock purchase plan" under
Section 423 of the Internal Revenue Code of 1986, as amended. The 2005 Stock Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA").

On June 1, 2005, the Company issued 400,000 options to its employees under the plan, with an exercise price of $0.55 per share. The market price on June 1, 2005 was also $0.55 per share. The weighted average exercise price and weighted average fair value of these warrants as of April 11, 2005 were $0.55 and $0.29, respectively.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the fiscal year ended July 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

For shares issued in May 2004:

                Risk-free interest rate...................        2.25%
                Dividend yield............................        0.00%
                Volatility factor.........................        0.00%
                Weighted average expected life............       5 years

For shares issued in June 2005:


                Risk-free interest rate...................        4.35%
                Dividend yield............................        0.00%
                Volatility factor.........................       55.10%
                Weighted average expected life............      5 years



The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. Although the above options were determined to have $-0- fair value, the Company has presented the pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above.

                     In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

                                                                      For The Years Ended
                                                                          July 31,
                                                        ----------------------------------------
                                                              2005                      2004
                                                        ---------------          ---------------
Net loss, as reported.................................  $   (2,483,429)          $   (1,016,972)
                                                        ===============          ===============
Pro forma net loss....................................  $   (2,483,429)          $   (1,016,972)
                                                        ===============          ===============
Basic and diluted net loss per common
   share, as reported.................................  $        (0.05)          $        (0.09)
                                                        ===============          ===============
Pro forma basic and diluted net loss
   per common share...................................  $        (0.05)          $        (0.09)
                                                        ===============          ===============


Stock Options - Nonemployees

During the year ended July 31, 2005, the Company committed to grant to two non-employees 250,000 options to purchase its Common Stock. The options carry an exercise price of $0.55 per share. 100,000 options vested July 1, 2005, 50,000 options vest May 16, 2006, and 100,000 options vest July 1, 2006. The options were granted on June 1, 2005. No options have yet been exercised.

The Company's common stock's traded market value on the date of grant was $0.55. The weighted average exercise price and weighted average fair value of these warrants as of April 11, 2005 were $0.55 and $0.29, respectively.

The fair value for the warrants granted during the year ended May 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:




         Risk-free interest rate.....................            4.35%
         Dividend yield..............................            0.00%
         Volatility factor...........................           55.10%
         Weighted average expected life..............          5 years


Stock Warrants

During the year ended July 31, 2005, the Company committed to grant to its financial representative, Westor Capital Group, Inc., warrants to purchase 61,769 shares of the Company's common stock. The warrants carry an exercise price of $1.50 per share, vest on the date of grant and expire on April 15, 2008. The warrants were granted on April 11, 2005. No warrants have yet been exercised.

The Company's common stock's traded market value on the date of grant was $1.01. The weighted average exercise price and weighted average fair value of these warrants as of April 11, 2005 were $1.50 and $0.29, respectively.

The fair value for the warrants granted during the year ended July 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                     In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

         Risk-free interest rate.....................            4.35%
         Dividend yield..............................            0.00%
         Volatility factor...........................           55.10%
         Weighted average expected life..............          5 years

The following schedule summarizes the changes in the Company's outstanding stock awards:

                                                            Options Outstanding
                                                         ----------------------------   Weighted Average
                                                         Number of    Exercise Price     Exercise Price
                                                           Shares       Per Share           Per Share
                                                         ------------- --------------    --------------
Balance at July 31, 2004.............................        9,659,000     $1.00         $         1.00
   Awards granted....................................          711,769  $0.55 - $1.50    $         0.63
   Awards exercised..................................                -     $0.00         $            -
   Awards cancelled/expired..........................                -     $0.00         $            -
                                                         -------------                   --------------
Balance at July 31, 2005.............................       10,370,769  $0.55 to $1.50   $         0.97
                                                         ==============                  ==============

Note 7:  Income Taxes


A reconciliation of U.K. statutory income tax rate to the effective rate follows for the years ended July 31, 2004 and 2005:


                                                                Years Ended
                                                                   July 30,
                                                       -------------------------
                                                           2004            2003
                                                       ---------         -------
U.K. statutory federal rate..........................     30.00%          30.00%
Net operating loss for which no tax
           benefit is currently available............    -30.00%         -30.00%
                                                       ---------         -------
                                                           0.00%           0.00%
                                                       =========         =======


At July 31, 2005, deferred U. K. income taxes were $-0-. U.K. pretax losses were $1,080,619 and $1,216,606, respectively, for the years ended July 31, 2004 and 2005.

At July 31, 2005 and July 31st 2004, we had a net operating tax losses available for carryfoward and offset against future taxable profits arising in the UK of approximately $5.0 million and $4.0 million respectively.

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

Note 9: Subsequent finance raisings:

On September 7, 2005, the Company entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company may sell to Cornell up to $500,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 97% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to Cornell of its intention to sell shares. The Company will also pay a 5% commitment fee upon each sale of shares under the Distribution Agreement. Cornell has agreed not to short any of the shares of Common Stock.

Also on September 7, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000 shall be funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 shall be funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share.

In addition to the foregoing, the Company entered into a Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors (the "Accredited Investors") in its April 2005 financing (which is described in Footnote 5 to these Financial Statements) pursuant to which the Accredited
Investors agreed to exchange the securities that they purchased in such financing for an aggregate of $556,500 principal amount of Debentures. Specifically, the Accredited Investors agreed to exchange an aggregate of 863,845 units (the "Units"), as well as a warrant to purchase an additional Unit for an aggregate of $556,500 principal amount of Debentures. Each Unit consisted of one share of 5% convertible preferred stock of the Company, $.001 par value per share, and one warrant to purchase one share of the Company's common stock.

The Debentures mature on the first anniversary of the date of issuance and bear interest at the annual rate of 18% in cash. The Company is required to make monthly interest payments commencing on October 7, 2005, and to make monthly principal payments commencing on March 7, 2006.

                     In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Holders may convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. In the event that the closing bid price of the Common Stock on the date that the Company provides advance written notice of redemption or on the date redemption is made exceeds the conversion price then in effect, the redemption will be calculated at 112% of the Debentures' face value.

As further security for its obligations under the above mentioned facilities, the Company has deposited into escrow 25,685,000 shares of common stock, these shares are deemed issued but not outstanding.

Subsequent to the completion of the Standby Equity Distribution Agreement and the sale of the 18% secured convertible debentures pursuant to the Securities Purchase Agreement in September 2005, the Company prepared and filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the purpose of registering the securities underlying such financing transactions. In connection therewith, the Company has received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, the Company may not register the securities sold in the financing transactions. As a result, the Company has been in discussions with the investors in the recent financing transactions regarding the possible restructuring of these financing transactions. No assurance can be given as to when, or if, the transactions will be restructured, or that the transactions will be restructured in a manner that is acceptable to the Commission to allow registration of the securities sold in these transactions.

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

                                    PART III

Item 9. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table sets forth current information regarding our executive officers, senior managers and directors:



Name                           Age  Positions

John Fuller.................   44   President, Chief Executive Officer,
                                    Director
Martin Thorp................   53   Chief Financial Officer and Director

Brian Cameron...............   46   Chief Operating Officer and Director

Graham Cooper...............   55   Chairman



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

Martin  Thorp has been our Chief  Financial  Officer and a Director  since April
2005.   From  2002  through  2005,  Mr.  Thorp  had  been  involved  in  various entrepreneurial activities including, the establishment of Biz-Bud Ltd., a private company which provides outsourcing solutions for the small and mid-sized enterprises ("SMEs") across the entire business support spectrum; developing a consulting capability for SMEs; acting as a consultant to an international corporate finance and strategic advisory boutique; serving as strategic advisory non-executive board member of Grant Thornton; and serving in various short term consulting and interim management positions. From 1996 to 2002, Mr. Thorp served as Global Managing Partner, Corporate Finance for Arthur Andersen, London and New York. Mr. Thorp graduated with first class honors from the University of Kent at Canterbury (UK) in Accounting and Business Finance. Mr. Thorp is a Fellow of the Institute of Chartered Accountants in England and Wales and a member of the Securities Institute (in the UK).

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

Item 10. DIRECTORS AND EXECUTIVE OFFICERS

Directors and Executive Officers

The following table sets forth current information regarding our executive officers, senior managers and directors:



Name                           Age  Positions

John Fuller.................   44   President, Chief Executive Officer,
                                    Director
Martin Thorp................   53   Chief Financial Officer and Director

Brian Cameron...............   46   Chief Operating Officer and Director

Graham Cooper...............   55   Chairman



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

Martin  Thorp has been our Chief  Financial  Officer and a Director  since April
2005.   From  2002  through  2005,  Mr.  Thorp  had  been  involved  in  various entrepreneurial activities including, the establishment of Biz-Bud Ltd., a private company which provides outsourcing solutions for the small and mid-sized enterprises ("SMEs") across the entire business support spectrum; developing a consulting capability for SMEs; acting as a consultant to an international corporate finance and strategic advisory boutique; serving as strategic advisory non-executive board member of Grant Thornton; and serving in various short term consulting and interim management positions. From 1996 to 2002, Mr. Thorp served as Global Managing Partner, Corporate Finance for Arthur Andersen, London and New York. Mr. Thorp graduated with first class honors from the University of Kent at Canterbury (UK) in Accounting and Business Finance. Mr. Thorp is a Fellow of the Institute of Chartered Accountants in England and Wales and a member of the Securities Institute (in the UK).

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of September 8, 2005 by each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; each of our executive officers and directors; and all of our executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o The Green House, Beechwood Business Park North, Inverness, Scotland IV2 3BL.


      Name of Beneficial Owner              Number of Shares            Class of Stock       Percentage Outstanding (1)
                                           Beneficially Owned
------------------------------------- ------------------------------ ---------------------- --------------------------
Abacus Trust Company Limited (2)               19,328,381               Preferred Stock                24.1%
Unit 2, Taurus Park
Europa Boulevard
Warrington WA5 7YT
England
------------------------------------- ------------------------------ ---------------------- --------------------------

Rodney Philip Jackson                           6,392,695               Preferred Stock                8.0%
The Green House
Beechwood Business Park North
Inverness, Scotland IV2 3BL
------------------------------------- ------------------------------ ---------------------- --------------------------
HEMP Trustees Limited                          12,879,073                Common Stock                 22.8%
10 Foster Lane
London, England
EC2V 6HR
------------------------------------- ------------------------------ ---------------------- --------------------------
Rubin Family Irrevocable Stock                  4,674,541                Common Stock                  8.3%
Trust (3)
25 Highland Boulevard
Dix Hills, New York 11730
------------------------------------- ------------------------------ ---------------------- --------------------------
John Fuller (4)                                 8,147,345                Common Stock                 14.4%
Easter Shian, Glen Quaich
Amulree, Perthshire
PH8 0DB
Scotland
------------------------------------- ------------------------------ ---------------------- --------------------------
Brian Cameron (5)                               8,123,195                Common Stock                 14.4%
Campbell Cairns, Craigellachie
Aberlour, Banffshire
Scotland
------------------------------------- ------------------------------ ---------------------- --------------------------
Graham Cooper                                           0                Common Stock                   *
Rock Cottage
Finsthwaite
Cumbria
United Kingdom
LA12 8BH
------------------------------------- ------------------------------ ---------------------- --------------------------
Martin E. Thorp (6)                                     0                Common Stock                   *
7 Howard Bldg.
London
United Kingdom
SW8 4NN
------------------------------------- ------------------------------ ---------------------- --------------------------
All directors and executive                    16,270,540                                             28.9%
officers as a group (5 persons)
------------------------------------- ------------------------------ ---------------------- --------------------------

* less than 1%

(1) Applicable percentage ownership is based on 56,231,308 shares of common stock outstanding as of September 9, 2005. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of September 9, 2005 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Consists of shares of 4% voting preferred stock, convertible on or after October 31, 2005 into 19,328,381 shares of common stock. Abacus Trust Company Limited is acting as trustee for the Westek Limited Employee Trust. Graham Cooper, Chairman of our Board of Directors, and Bernard Turner, Chief Financial Officer are beneficiaries of the Westek Limited Employee Trust.

(3) Excludes an aggregate of 2,785,310 shares of common stock owned by Andrew Rubin, Lynda Rubin and Lisa Diaz, the children of Robert M. Rubin and by the grandchild of Robert M. Rubin, the settlor of the Rubin Family Irrevocable Stock Trust. Mr. Rubin disclaims beneficial interest in the shares owned by the Rubin Family Irrevocable Stock Trust or by his children and grandchild.

(4) Consists of (i) 6,439,437 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Fuller holds options to purchase (ii) 98,050 shares issued to Mr. Fuller in consideration of his cancellation of certain obligations owed to him by HET and Jopejo, and (iii) 1,609,859 shares underlying options issued pursuant to Mr. Fuller's employment agreement which are currently exercisable.

(5) Consists of (i) 6,439,436 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Cameron holds options to purchase, and
(ii) 73,899 shares issued to Mr. Cameron in consideration of his cancellation of certain obligations owed to him by HET and Jopejo, and (iii) 1,609,859 shares underlying options issued pursuant to Mr. Cameron's employment agreement which are currently exercisable.

(6) This does not include (i) 50,000 shares underlying options which are not exercisable within 60 days of September 14, 2005.

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

31.2 Certification by Martin Thorp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by John Fuller, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Martin Thorp, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services

Audit fees
----------

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10KSB, and for other services normally provided in connection with statutory filings were $__ and $__ for the years ended July 31, 2005 and July 31, 2004, respectively.

Audit-Related Fees
------------------

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10K, and for other services normally provided in connection with statutory filings were $___ and $__ for the years ended July 31, 2005 and July 31, 2004, respectively.


Tax Fees
--------

The aggregate fees billed for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning were $___ and $____, for the years ended July 31, 2005 and July 31, 2004. The services for which such fees were paid consisted of filing the 2003 tax return.

All Other Fees
--------------

We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2005 and July 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IN VERITAS MEDICAL DIAGNOSTICS INC.




Dated:   October 31, 2005          By:  /s/ John Fuller
                                        ---------------
                                        John Fuller
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:   October 31, 2005          By:  /s/ Martin Thorp
                                        ----------------
                                        Martin Thorp
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES
INDICATED:





            NAME                      TITLE                            DATE
--------------------------------------------------------------------------------

/s/ John Fuller                 President, Chief Executive      October 31, 2005
---------------                 Officer and  Director
John Fuller                     (Principal Executive Officer)


/s/ Brian Cameron               Chief Operating Officer         October 31, 2005
-----------------               and Director
Brian Cameron

/s/ Martin Thorp                Chief Financial Officer         October 31, 2005
----------------                and Director
Martin Thorp                    (Principal Financial and
                                 Accounting Officer)

/s/ Graham Cooper               Chairman of the Board           October 31, 2005
-----------------
Graham Cooper