Form 10KSB/A
period 2005-07-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2005-11-02
CIK 1142733

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
Item 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................34
Item 13.    EXHIBITS AND REPORTS ON FORM 8-K.................................35
Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES...........................38

SIGNATURES  .................................................................39

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

We have limited assets and limited revenues and at July 31, 2005, had an accumulated deficit from inception of $6,906,574. As a result, our auditors, in their report on our financial statement for the fiscal year ended July 31, 2005, have expressed substantial doubt about our ability to continue as a going concern.

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

Risks Related to Our Business

We have not generated any revenues and may never achieve profitability

We are a development stage company and, to date, have not generated any revenues. From inception through July 31, 2005, we had an accumulated deficit of $6,906,574. For the years ended July 31, 2005 and 2004, we incurred net losses of $2,450,792 and $1,016,972, respectively. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our product development can be completed, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These matters raise substantial doubt about our ability to continue as a going concern.

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





/s/ Cordovano and Honeck, LLP
-----------------------------
Cordovano and Honeck, LLP
Denver, Colorado
October 31, 2005

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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                            Statements of Operations


                                                                                                       March 26, 1997
                                                                                                         (Inception)
                                                                         Years Ended                       Through
                                                                           July 31,                        July 31,
                                                          ------------------------------------------
                                                                2005                  2004                  2005
                                                          -------------------   --------------------  ------------------

Net sales and gross revenues:
    Net sales..........................................$          879,847     $           760,516    $       2,300,677
    Cost of sales.......................................            4,580                     823              242,097
                                                          -------------------   --------------------  ------------------

                   Gross profit.........................          875,267                 759,693            2,058,580
                                                          -------------------   --------------------  ------------------

Operating expenses:
    Research and development............................        1,160,175                867,629             2,898,882
    Depreciation........................................           27,928                 21,892               137,430
    Officers salaries...................................          555,153                428,424               983,577
    Legal and professional..............................          630,460                194,033               824,493
    Stock based compensation (Note 6):
       Stock options expense............................           52,698                     --                52,698
       Consulting expense...............................          526,778                 97,941               526,778
    General and administrative..........................          187,897                166,746             4,038,145
                                                         -------------------   --------------------  ------------------

                                                                3,141,089              1,776,665             9,462,003
                                                         -------------------   --------------------  ------------------

       Loss before other income.........................       (2,265,822)            (1,016,972)           (7,403,423)

Nonoperating income (expense):
    UK government grant (Note 1)........................          194,896                     --               194,896
    Interest expense....................................         (230,542)                    --              (230,542)
    Gain (loss) on foreign exchange.....................         (130,115)                    --              (130,115)
    Gain (loss) from extinguishments of debt............          (19,209)                    --               662,610
                                                          -------------------   --------------------  ------------------


       Loss before income taxes.........................       (2,450,792)            (1,016,972)           (6,906,574)

    Income tax provision................................               --                      --                   --
                                                          -------------------   --------------------  ------------------

                   Net loss............................. $     (2,450,792)     $       (1,016,972)    $     (6,906,574)
                                                         ====================  =====================  ==================

Basic and diluted loss per share........................ $          (0.05)     $            (0.09)
                                                         ===================   ====================

Weighted average common shares outstanding..............       51,123,139              11,864,058
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




                                                                                                       March 26, 1997
                                                                         Years Ended                    (Inception)
                                                                          July 31,                        Through
                                                         ------------------------------------------       July 31,
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


                                                                           Preferred Stock
                                                                  Series A                  Series B               Common Stock
                                                            Shares      Par Value     Shares      Par Value     Shares    Par Value

                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, March 26, 1997 ...............................          --     $      --            --     $      --     --      $     --
October 2000, sale of stock, ($0.0035/share) ..........     4,366,377         4,366
December 2001, sale of stock, ($0.0035/share) .........     6,545,703         6,546          --            --     --            --
October 2001, sale of stock, ($0.0202/share) ..........    23,431,582        23,432          --            --     --            --

Foreign currency
   translation adjustment .............................          --            --            --            --     --            --
Net loss ..............................................          --            --            --            --     --            --
                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, July 31, 2001 ................................    34,343,662        34,344          --            --     --            --

Foreign currency
   translation adjustment .............................          --            --            --            --     --            --
Net loss ..............................................          --            --            --            --     --            --
                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, July 31, 2002 ................................    34,343,662        34,344          --            --     --            --

Foreign currency
   translation adjustment .............................          --            --            --            --     --            --
Net loss ..............................................          --            --            --            --     --            --
                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, July 31, 2003 ................................    34,343,662        34,344          --            --     --            --


Merger with HEMP (Note 8) .............................          --            --            --            --  38,397,164    38,397
July 2004, merger with SIPC ...........................          --            --            --            --  10,550,000
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ............          --            --            --            --   1,636,233     1,636
July 2004, issuance of common
   stock for services, ($0.4093/share) ................          --            --            --            --     239,289       239
Foreign currency
   translation adjustment .............................          --            --            --            --     --            --
Reclassification of gain from debt
   forgiveness by Westek (Notes 2 and 9) ..............          --            --            --            --     --            --
Net loss ..............................................          --            --            --            --     --            --
                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance, July 31, 2004 ................................    34,343,662        34,344          --            --  50,822,686    50,822

August 2004, additional paid in capital from
    bridge loans exchanged for shares..................          --            --            --            --     --            --
August 2004, offering costs adjustment.................          --            --            --            --     --            --
December 2004, issuance of stock for interest
    on bridge loan.....................................          --            --            --            --      60,096        60
February 2005, issuance of stock for services..........          --            --            --            --     694,550       695
March 2005, issuance of stock for services.............          --            --            --            --     100,000       100
April 2005, issuance of stock warrants for
    services...........................................          --            --            --            --     --            --
April 2005, sale of preferred Series B stock
    net of $97,995 offering costs ($.001 par),
    ($0.65/share)......................................          --            --       617,692            618    --            --
April 2005, issuance of stock for
    debt forgiveness...................................          --            --       246,152            246    --            --
June 2005, issuance of stock options for
    services...........................................          --            --            --            --     --            --
June 2005, issuance of common stock for
    convertible preferred shares.......................    (1,301,178)       (1,301)         --            --   1,301,178     1,301
July 2005, issuance of stock for services..............          --            --            --            --     120,000       120
July 2005, issuance of stock for conversion
    of debt............................................          --            --            --            --   1,162,791     1,163
Foreign currency translation adjustment................          --            --            --            --     --            --
Net loss...............................................          --            --            --            --     --            --

                                                          -----------   -----------    ---------    ---------- ---------- ----------
Balance July 31, 2005..................................    33,042,484   $    33,043     863,844     $      864 54,261,301   $54,261
                                                          ===========   ===========    =========    ========== ========== ==========

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit


                                                                           Deficit
                                                                         Accumulated    Accumulated
                                                           Additional       During        Other
                                                             paid-in     Development   Comprehensive
                                                             capital        Stage         Income           Total
                                                          -----------    -----------    -----------    -----------
Balance, March 26, 1997 ...............................   $      --      $      --      $      --      $      --
October 2000, sale of stock, ($0.0035/share) ..........        10,874           --             --           15,240
December 2001, sale of stock, ($0.0035/share) .........        16,301           --             --           22,847
October 2001, sale of stock, ($0.0202/share) ..........       448,906           --             --          472,338

Foreign currency
   translation adjustment .............................          --             --           21,203         21,203
Net loss ..............................................          --       (1,350,829)          --       (1,350,829)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2001 ................................       476,081     (1,350,829)        21,203       (819,201)

Foreign currency
   translation adjustment .............................          --             --         (140,377)      (140,377)
Net loss ..............................................          --       (1,007,362)          --       (1,007,362)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2002 ................................       476,081     (2,358,191)      (119,174)    (1,966,940)

Foreign currency
   translation adjustment .............................          --             --         (185,391)      (185,391)
Net loss ..............................................          --       (1,080,619)          --       (1,080,619)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2003 ................................       476,081     (3,438,810)      (304,565)    (3,232,950)


Merger with HEMP (Note 8) .............................       (29,397)          --             --            9,000
July 2004, merger with SIPC ...........................       (10,688)          --             --             (138)
July 2004, issuance of common
   stock for bridge loans, ($0.2750/share) ............       448,364           --             --          450,000
July 2004, issuance of common
   stock for services, ($0.4093/share) ................        97,702           --             --           97,941
Foreign currency
   translation adjustment .............................          --             --         (339,570)      (339,570)
Reclassification of gain from debt
   forgiveness by Westek (Notes 2 and 9) ..............     2,030,298           --             --        2,030,298
Net loss ..............................................          --       (1,016,972)          --       (1,016,972)
                                                          -----------    -----------    -----------    -----------
Balance, July 31, 2004 ................................     3,012,360     (4,455,782)      (644,135)    (2,002,391)

August 2004, additional paid in capital from
    bridge loans exchanged for shares..................        17,495             --             --         17,495
August 2004, offering costs adjustment.................        (6,000)            --             --         (6,000)
December 2004, issuance of stock for interest
    on bridge loan.....................................        76,100             --             --         76,160
February 2005, issuance of stock for services..........       427,695             --             --        428,390
March 2005, issuance of stock for services.............        62,880             --             --         62,980
April 2005, issuance of stock warrants for
    services...........................................        17,295             --             --         17,295
April 2005, sale of preferred Series B stock
    net of $97,995 offering costs ($.001 par),
    ($0.65/share)......................................       302,887             --             --        303,505
April 2005, issuance of stock for
    debt forgiveness...................................       159,754             --             --        160,000
June 2005, issuance of stock options for
    services...........................................        35,403             --             --         35,403
June 2005, issuance of common stock for
    convertible preferred shares.......................            --             --             --             --
July 2005, issuance of stock for services..............        35,288             --             --         35,408
July 2005, issuance of stock for conversion
    of debt............................................       278,047             --             --        279,210
Foreign currency translation adjustment................            --             --        274,643        274,643
Net loss...............................................            --     (2,450,792)            --     (2,450,792)
                                                           ----------    ------------     ----------   ------------
Balance July 31, 2005..................................    $4,419,204    $(6,906,574)     $(369,492)   $(2,768,694)
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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows




                                                                                                       March 26, 1997
                                                                                Years Ended             (Inception)
                                                                                 July 31,                 Through
                                                                     --------------------------------     July 31,
                                                                           2005             2004            2005
                                                                     ----------------  --------------  --------------

Cash flows from operating activities:
    Net loss.......................................................  $    (2,450,792)    $(1,016,972)    $(6,906,574)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization............................           27,928          21,892         135,098
          Intercompany interest income.............................          144,382              --         144,382
          Stock based compensation.................................          579,476              --         579,476
          Stock issued for interest................................           86,160              --          86,160
          Gain (loss) on debt forgiveness..........................           19,209              --        (662,610)
          Changes in operating assets and liabilities:
               Receivables.........................................          197,006         (58,018)        (53,439)
               Prepaid expenses and other current assets...........          (23,167)        (23,576)        (46,743)
               Accounts payable....................................          281,253         125,509         712,655.
               Accrued expenses....................................          377,748         102,000         550,682.
               Accounts payable (related party)....................          (56,458)             --         (56,458)
               Other...............................................           75,820          62,452          69,820
                                                                     ----------------  --------------  --------------
                      Net cash used in
                        operating activities.......................         (741,435)       (786,713)     (5,447,551)
                                                                     ----------------  --------------  --------------

Cash flows from investing activities:
    Acquisition of patents.........................................          (60,739)             --         (60,739)
    Acquisition of equipment.......................................          (16,642)        (25,387)       (151,208)
                                                                     ----------------  --------------  --------------
                      Net cash used in
                        investing activities.......................          (77,381)        (25,387)       (211,947)
                                                                     ----------------  --------------  --------------

Cash flows from financing activities:
    Advances from affiliates.......................................          (41,195)        416,394       4,378,963
    Repayments of advances from affiliates.........................               --        (160,623)       (728,426)
    Advances from related parties..................................           (5,445)             --          83,050
    Proceeds from issuance of preferred stock......................          303,505              --         813,930
    Discount on notes payable......................................          144,382              --         144,382
    Proceeds from issuance of notes payable........................          375,000         587,495         962,495
                                                                     ----------------  --------------  --------------
                      Net cash provided by
                        financing activities.......................          776,247         843,266       5,654,394
                                                                     ----------------  --------------  --------------

Effect on cash from foreign currency translation...................           (1,607)          1,393           7,119

                      Net change in cash and
                        cash equivalents...........................          (44,176)         32,559           2,015

Cash and cash equivalents:
    Beginning of period............................................           46,191          13,632              --
                                                                     ----------------  --------------  --------------

    End of period..................................................  $         2,015   $      46,191      $    2,015
                                                                     ================  ==============  ==============

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes................................................  $            --   $          --      $       --
                                                                     ================  ==============  ==============
       Interest....................................................  $            --   $          --      $       --
                                                                     ================  ==============  ==============

Non-cash financing activities:
    Conversion of note payable to common stock.....................  $       250,000   $     450,000      $  700,000
    Conversion of interest to common stock.........................           86,160              --          86,160
                                                                     ----------------  --------------  --------------
                                                                     $       336,160   $     450,000      $  768,160
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

Note 2:  Related Party Transactions

We purchased goods and services from related parties totaling $120,492 and $87,554 during the years ended July 31, 2005 and 2004, respectively. As of July 31, 2005, $18,870 was due to related parties.

We received advances from Westek Limited totaling $-0- and we repaid Westek limited a total of $-0- during the year ended July 31, 2005. We received advances from Westek Limited totaling $416,394 and we repaid Westek limited a total of $160,623 during the year ended July 31, 2004. No transactions of this type took place in 2005. In July 2004, Westek agreed to release us from $2,030,298 of the accumulated advances in exchange for a noninterest-bearing promissory note totaling $1,800,000. We reflected a capital contribution totaling $2,030,298 in the accompanying financial statements. The promissory note is payable in full by September 30, 2006. Under the terms of the note, we are obligated to make repayments of the principle amount earlier that September 30, 2006 out of any equity or equity type financings made before that date by applying an agreed percentage of the aggregate net proceeds from equity or equity-type financings. The agreed percentage is 56% of any net proceeds which exceed $2,000,000 (up to $3,000,000) and 25% of all net proceeds in excess of $3,000,000. As of July 31, 2005, we are indebted to Westek in the amount of $1,685,440, net of discount of $114,560.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


We paid affiliated management fees totaling $48,764 and $37,399 for the years ended July 31, 2005 and 2004, respectively.

We paid consulting fees totaling $526,778 and $97,941 to related parties during the years ended July 31, 2005 and 2004, respectively. See also Note 5.

Note 3:  Property and Equipment

Major classes of property and equipment as of July 31, 2005 are listed below:



Furniture and fixtures                                         $    16,478
Office equipment                                                    89,570
Plant and equipment                                                 17,747
                                                               ------------
                                                                   123,795
Less: accumulated depreciation                                      93,789
                                                               ------------
                                                               $    30,006
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
                                                         ==============                  ==============

Note 7:  Income Taxes


A reconciliation of U.K. statutory income tax rate to the effective rate follows for the years ended July 31, 2004 and 2005:


                                                                Years Ended
                                                                   July 31,
                                                       -------------------------
                                                           2005            2004
                                                       ---------         -------
U.K. statutory federal rate..........................     30.00%          30.00%
Net operating loss for which no tax
           benefit is currently available............    -30.00%         -30.00%
                                                       ---------         -------
                                                           0.00%           0.00%
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


10.5 Subscription Agreement, dated December 22, 2004 by and among In Vivo Medical Diagnostics, Inc. and NITE Capital, L.P. (as incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 29, 2004).

10.6 Registration Rights Agreement, dated December 22, 2004 by and among In Vivo Medical Diagnostics, Inc. and NITE Capital, L.P. (as incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 29, 2004).

10.7 Form of 8% Promissory Note issued to NITE Capital, L.P. (as incorporated by reference to Form 8-K, filed with the Securities and Exchange Commission on December 29, 2004).

10.8 Certificate of the Powers, Designations, Preferences and Rights of the Series B Preferred Stock (As incorporated by reference to Form Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).

10.9 Form of Subscription Agreement - April 2005 private placement (As incorporated by reference to Form Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).

10.10 Form of Common Stock Purchase Warrant - April 2005 private placement (As incorporated by reference to Form Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).

10.11          Form  of  Unit  Warrant  -  April  2005  private   placement  (As
               incorporated by reference to Form Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).

10.12 Form of Registration Rights Agreement - April 2005 private placement (As incorporated by reference to Form Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).


10.13 Secured Convertible Debenture issued to Montgomery dated September 7, 2005 (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.14 Warrant issued to Montgomery dated September 7, 2005 (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.15 Form of Convertible Debenture dated September 7, 2005 (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.16 Investor Registration Rights Agreement dated September 7, 2005 by and between the Company and Montgomery (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.17 Pledge and Escrow Agreement dated September 7, 2005 by and among the Company, Montgomery and David Gonzalez as escrow agent (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.18 Securities Purchase Agreement dated September 7, 2005 by and between the Company and Montgomery (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.19 Security Agreement dated September 7, 2005 by and between the Company and Montgomery (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.20 Standby Equity Distribution Agreement dated September 7, 2005 by and between the Company and Cornell (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.21 Registration Rights Agreement dated September 7, 2005 by and between the and Cornell (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.22 Placement Agent Agreement dated September 7, 2005 by and between the Company and Monitor Capital, Inc. (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.23 Intercreditor Agreement dated September 7, 2005 by and among the Company, Montgomery and the investors identified in Schedule I thereto (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.24 Investor Registration Rights Agreement dated September 7, 2005 by and between the Company and the investors identified thereto (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.25 Securities Purchase Agreement dated September 7, 2005 by and between the Company and the investors identified thereto (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.26 Security Agreement dated September 7, 2005 by and between the Company and the investors identified thereto (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

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

31.2 Certification by Martin Thorp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by John Fuller, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by Martin Thorp, Chief Financial Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services

Audit fees
----------

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10KSB, and for other services normally provided in connection with statutory filings were $64,840 and $74,226 for the years ended July 31, 2005 and July 31, 2004, respectively.

Audit-Related Fees
------------------

No audit-related fees were incurred for the years ended July 31, 2005 and July 31, 2004.

Tax Fees
--------

The aggregate fees billed for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning were $10,500 and $17,807 for the years ended July 31, 2005 and July 31, 2004. The services for which such fees were paid consisted of filing the 2003 and 2004 tax returns of group companies

All Other Fees
--------------

We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2005 and July 31, 2004.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IN VERITAS MEDICAL DIAGNOSTICS INC.





Dated:   November 2, 2005          By:  /s/ John Fuller
                                        -------------------------------------
                                        John Fuller
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:   November 2, 2005          By:  /s/ Martin Thorp
                                        -------------------------------------
                                        Martin Thorp
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)