Form 10QSB
period 2005-10-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2005-12-20
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended October 31, 2005

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the Transition Period From _____ to _____

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

                               011 44-1463-667-347
                           --------------------------
                           (Issuer's telephone number)

                                 WITH COPIES TO:

                            Richard A. Friedman, Esq.
                      Sichenzia Ross Friedman Ference, LLP
                           1065 Avenue of the Americas
                            New York, New York 10018
                                 (212) 930-9700

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [_] No [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 1, 2005, the registrant had 80,700,123 shares of common stock issued, 25,685,000 shares of common stock held in escrow which are deemed as issued but not outstanding, and 55,015,123 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                                   FORM 10-QSB

                  For the Fiscal Quarter Ended October 31, 2005


Part I                                                                     Page

Item 1.  Financial Statements.                                              F-1

Item 2.  Management's Discussion and Analysis or Plan of Operations.

Item 3.  Controls and Procedures

Part ll                                                                    Page

Item 1.  Legal Proceedings.                                                  10

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds          10

Item 3.  Defaults Upon Senior Securities                                     11

Item 4.  Submission of Matters to a Vote of Security Holders.                11

Item 5.  Other Information                                                   11

Item 6. Exhibits.                                                            12

Signatures.                                                                  15

ITEM 1. FINANCIAL STATEMENTS

                                                                                                       Page
                                                                                                  ----------------



Unaudited Consolidated Balance Sheet at October 31, 2005 ...............................................F-2

Unaudited Consolidated Statements of Operations for the three months ended
     October 31, 2005 and 2004 and for the period
     from March 26, 1997 (Inception) through October 31, 2005...........................................F-3

Unaudited Consolidated Statements of Accumulated Other Comprehensive Loss
     for the three months ended July 31, 2005 and 2004 and for the period from March 26, 1997 (Inception) through October 31, 2005...........................................F-4

Unaudited Statement of Changes in Shareholders' Deficit for the period from
     March 26, 1997 (Inception) through October 31, 2005................................................F-5

Unaudited Consolidated Statements of Cash Flows for the three months ended October 31, 2005 and 2004 and for the period
     from March 26, 1997 (Inception) through October 31, 2005...........................................F-7

Notes to the Unaudited Consolidated Financial Statements................................................F-8

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                October 31, 2005
                                  (Unaudited)

                                     Assets
Current assets:
    Cash ........................................................................   $    89,587
    Accounts receivable .........................................................       149,720
    Prepaid expenses and other ..................................................       197,638
    Deferred debt issue costs ...................................................       195,362
                                                                                    -----------
                 Total current assets ...........................................       632,307
Property and equipment, net (Note 3) ............................................        25,298
Intangible assets:
    Patent costs ................................................................        68,099
                                                                                    -----------

                                                                                    $   725,704
                                                                                    ===========

                      Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable ............................................................   $   708,327
    Accrued liabilities .........................................................       620,621
    Indebtedness to related parties (Note 2) ....................................        19,042
                                                                                    -----------
                 Total current liabilities ......................................     1,347,990

Long-term debt:
    Secured convertible debenture (Note 8) ......................................       856,500
    Notes payable, related party (net of discount) (Note 2) .....................     1,710,692
                                                                                    -----------
                 Total liabilities ..............................................     3,915,182
                                                                                    -----------

Shareholders' deficit:
    Preferred stock, $001 par value, 50,000,000 shares authorized (aggregate liquidation preference of $8 million)
      Series A Preferred stock, 34,343,662 shares issued and outstanding (Note 4)        34,344
    Common stock, $001 par value, 100,000,000 shares authorized,
      80,700,123 shares issued, 25,685,000 held in escrow, and
      55,015,123 shares outstanding (Note 5).....................................        80,700
    Additional paid-in capital ..................................................     7,627,703
    Stock issued as security for convertible
      debentures (Notes 5 and 8).................................................    (3,339,050)
    Accumulated other comprehensive loss- foreign currency adjustment ...........      (405,361)
    Deficit accumulated during the development stage ............................    (7,187,814)
                                                                                    -----------

                 Total shareholders' deficit ....................................    (3,189,478)
                                                                                    -----------

                                                                                    $   725,704
                                                                                    ===========

     See accompanying notes to condensed consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                            Statements of Operations
                                  (Unaudited)





                                                                                                              March 26, 1997
                                                                                  Three Month Period Ended     (Inception)
                                                                                           Oct-31                Through
                                                                                  --------------------------      Oct-31
                                                                                     2005           2004           2005
                                                                                  -----------    -----------    -----------

Net sales and gross revenues:
    Net sales .................................................................   $   352,993    $   417,405   $  2,653,670
    Cost of sales .............................................................          --              260        242,097
                                                                                  -----------    -----------    -----------

                   Gross profit ...............................................       352,993        417,145      2,411,573
                                                                                  -----------    -----------    -----------

Operating expenses:
    Research and development ..................................................       265,209        270,625      3,164,091
    Depreciation ..............................................................         8,189          4,069        145,619
    Legal & Professional ......................................................        65,205         90,000        889,699
    General & Administrative
       Stock Based Compensation
          Stock options expense ...............................................         5,871           --           58,569
          Consulting expense ..................................................       127,500           --          654,278
       Non stock based general & administrative ...............................        59,505        189,471      5,081,226
                                                                                  -----------    -----------    -----------
    Total general & administrative ............................................       192,876        189,471      5,794,073
                                                                                  -----------    -----------    -----------

    Total operating expenses ..................................................       531,479        554,165      9,993,481
                                                                                  -----------    -----------    -----------

       Loss before other income ...............................................      (178,486)      (137,020)    (7,581,908)
Nonoperating income (expense):
    UK government grant
    Interest expense ..........................................................          --             --          194,896
    Gain (loss) on foreign exchange ...........................................       (44,691)          --         (275,233)
    Costs of finance raising activities .......................................        19,698           --         (110,417)
    Gain (loss) from extinguishments of debt ..................................       (77,761)          --          (77,761)
                                                                                         --             --          662,610
                                                                                  -----------    -----------    -----------

       Loss before income taxes
                                                                                     (281,240)      (137,020)    (7,187,814)
    Income tax provision                                                          -----------    -----------    -----------
                   Net loss                                                       $  (281,240)   $  (137,020)   $(7,187,814)
                                                                                  ===========    ===========    ===========
Basic and diluted loss per share
                                                                                       -0.005    $    -0.003
                                                                                  ===========    ===========
Weighted average number of common shares
    outstanding                                                                    54,638,212     50,822,886
                                                                                  ===========    ===========

     See accompanying notes to condensed consolidated financial statements.


                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A development stage company)

          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                  (Unaudited)

                                                                                                       March 26, 1997
                                                                 Three Month Period Ended               (Inception)
                                                                     October 31,                          Through
                                                         ------------------------------------------      October 31,
                                                                2005                  2004                  2005
                                                         -------------------   --------------------   -------------------

Net loss......................................           $          (281,240)  $           (137,020) $         (7,187,814)

Other comprehensive loss, net of tax:
    Cumulative translation adjustment.........                       (35,869)               (40,034)             (405,361)
                                                         -------------------   --------------------  --------------------

                   Comprehensive loss.........           $          (317,109)  $           (177,054) $         (7,593,175)
                                                         ===================   ====================  ====================

     See accompanying notes to condensed consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
         Consolidated Statement of changes in Shareholders' Deficit


                                                  Preferred Stock Outstanding                                      Common Stock
                                                          Series A                   Series B                        Shares
                                                   Shares          Par Value     Shares    Par Value  Issued       Outstanding
                                                 ------------  ---------------- ---------- --------- ----------- ------------------
Balance, March 26, 1997...                             --      $        --           --    $    --        --             --
October 2000, sale of stock, ($00035/share)....    4,366,377           4,366         --         --
December 2001, sale of stock, ($00035/share)...    6,545,703           6,545         --         --
October 2001, sale of stock, ($00202/share)....   23,431,582          23,432         --         --        --             --

Foreign currency
    translation adjustment.....................        --               --           --         --        --             --
Net loss.......................................        --               --           --         --        --             --
                                                 --------------  -------------- ----------  -------- ------------ -----------------
Balance, July 31, 2001.........................   34,343,662          34,344         --                   --             --

Foreign currency
    translation adjustment.....................        --               --           --         --        --             --
Net loss.......................................        --               --           --         --        --             --
                                                 --------------  -------------- ----------  -------- ------------ -----------------
Balance, July 31, 2002.........................   34,343,662          34,344         --         --        --             --

Foreign currency
    translation adjustment.....................        --               --           --         --        --             --
Net loss.......................................        --               --           --         --        --             --
                                                 --------------  -------------- ----------  -------- ------------ -----------------
Balance, July 31, 2003.........................   34,343,662          34,344         --         --        --             --

Merger with HEMP (Note 8)......................        --               --           --         --    38,397,164    38,397,164
July 2004, merger with SIPC....................        --               --           --         --    10,550,000    10,550,000
July 2004, issuance of common
    stock for bridge loans, ($02750/share).....        --               --           --         --     1,636,233     1,636,233
July 2004, issuance of common
    stock for services, ($04093/share).........        --               --           --         --       239,289       239,289
Foreign currency
    translation adjustment.....................        --               --           --         --        --             --
Reclassification of debt forgiveness
    by Westek (Notes 2 and 9)..................        --               --           --         --        --             --
Net loss.......................................        --               --           --         --        --             --
                                                 --------------  -------------- ----------  -------- ------------ -----------------
Balance, July 31, 2004...                         34,343,662          34,344         --         --    50,822,686    50,822,686

August 2004, additional paid in capital from
    bridge loans exchanged for shares..........        --               --           --         --        --             --
August 2004, offering costs adjustment.........        --               --           --         --        --             --
December 2004, issuance of stock for interest
    on bridge loan.............................        --               --           --         --        60,096        60,096
February 2005, issuance of stock for services..        --               --           --         --       694,550       694,550
March 2005, issuance of stock for services.....        --               --           --         --       100,000       100,000
April 2005, issuance of stock warrants for
    services...................................        --               --           --         --        --             --
April 2005, sale of preferred Series B stock
    net of $97,995 offering costs ($001 par),
    ($065/share)...............................        --               --       617,692       618        --             --
April 2005, issuance of stock for
    debt forgiveness...........................        --               --       246,152       246        --             --
June 2005, issuance of stock options for
    services...................................        --               --           --         --        --             --
June 2005, issuance of common stock for
    convertible preferred shares...............   (1,301,178)         (1,301)        --         --     1,301,178     1,301,178
July 2005, issuance of stock for services......        --               --           --         --       120,000       120,000
July 2005, issuance of stock for conversion
    of debt....................................        --               --           --         --     1,162,791     1,162,791
Foreign currency translation adjustment........        --               --           --         --        --             --
Net loss.......................................        --               --           --         --        --             --
                                                 --------------  -------------- ----------  -------- ------------ -----------------
Balance July 31, 2005..........................   33,042,484          34,043     863,844       864    54,261,301    54,261,301

Conversion of Preferred Stock into Debentures..        --               --      (863,844)     (864)       --             --
    (Note 4) (Unaudited)
Conversion of common stock into preferred stock
    (Unaudited)................................    1,301,178           1,301         --         --    (1,301,178)   (1,301,178)
Shares issued as security for convertible
    debentures (Note 8) (Unaudited)............        --               --           --         --    25,685,000           --
Stock issued for services (Unaudited)..........        --               --           --         --     1,583,000     1,583,000
Stock issued for interest (Unaudited)..........        --               --           --         --       472,000       472,000
Foreign currency translation adjustment
    (Unaudited)................................        --               --           --         --        --             --
Net loss (Unaudited)...........................        --               --           --         --        --             --
                                                 --------------  -------------- ----------  -------- ------------ -----------------
Balance October 31, 2005 (Unaudited)...........   34,343,662     $    34,344         --     $   --    80,700,123    55,015,123
                                                 ==============  ============== ==========  ======== ============ =================

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
           Consolidated Statement of changes in Shareholders' Deficit
                                  (Continued)

                                                                                       Deficit
                                                                                     Accumulated         Accumulated
                                                                   Additional          During              Other
                                                                    paid-in          Development       Comprehensive
                                                   Par Value        capital            Stage               Loss          Total
                                                 ------------  ----------------   ---------------     -------------  --------------
Balance, March 26, 1997...                             --         $       --      $     --            $      --      $        --
October 2000, sale of stock, ($0.0035/share)...                         10,874                                              15,240
December 2001, sale of stock, ($0.0035/share)..                         16,301                                              22,847
October 2001, sale of stock, ($0.0202/share)...        --              448,906          --                   --            472,338

Foreign currency
    translation adjustment.....................        --                  --           --                  21,203          21,203
Net loss.......................................        --                  --       (1,350,829)              --         (1,350,829)
                                                 ------------  ----------------   ---------------     -------------  --------------
Balance, July 31, 2001.........................        --              476,081      (1,350,829)             21,203        (819,201)

Foreign currency
    translation adjustment.....................        --                  --           --                (140,377)       (140,377)
Net loss.......................................        --                  --       (1,007,362)              --         (1,007,362)
                                                 ------------  ----------------   ---------------     -------------  --------------
Balance, July 31, 2002.........................        --              476,081      (2,358,191)           (119,174)     (1,966,940)

Foreign currency
    translation adjustment.....................        --                  --           --                (185,391)       (185,391)
Net loss.......................................        --                  --       (1,080,619)              --         (1,080,619)
                                                 ------------  ----------------   ---------------     -------------  --------------
Balance, July 31, 2003.........................        --              476,081      (3,438,810)           (304,565)     (3,232,950)

Merger with HEMP (Note 8)......................       38,397           (29,397)         --                   --              9,000
July 2004, merger with SIPC....................       10,550           (10,688)         --                   --               (138)
July 2004, issuance of common
    stock for bridge loans, ($0.2750/share)....        1,636           448,364          --                   --            450,000
July 2004, issuance of common
    stock for services, ($0.4093/share)........          239            97,702          --                   --             97,941
Foreign currency
    translation adjustment.....................        --                  --           --                (339,570)       (339,570)
Reclassification of debt forgiveness
    by Westek (Notes 2 and 9)..................        --            2,030,298          --                   --          2,030,298
Net loss.......................................        --                  --       (1,016,972)              --         (1,016,972)
                                                 ------------  ----------------   ---------------     -------------  --------------
Balance, July 31, 2004...                        $    50,822   $     3,012,360    $ (4,455,782)       $   (644,135)  $  (2,002,391)

August 2004, additional paid in capital from
    bridge loans exchanged for shares..........        --               17,495          --                   --             17,495
August 2004, offering costs adjustment.........        --               (6,000)         --                   --             (6,000)
December 2004, issuance of stock for interest
    on bridge loan.............................           60            76,100          --                   --             76,160
February 2005, issuance of stock for services..          695           427,695          --                   --            428,390
March 2005, issuance of stock for services.....          100            62,880          --                   --             62,980
April 2005, issuance of stock warrants for
    services...................................        --               17,295          --                   --             17,295
April 2005, sale of preferred Series B stock
    net of $97,995 offering costs ($.001 par),
    ($0.65/share)..............................        --              302,887          --                   --            303,505
April 2005, issuance of stock for
    debt forgiveness...........................        --              159,754          --                   --            160,000
June 2005, issuance of stock options for
    services...................................        --               35,403          --                   --             35,403
June 2005, issuance of common stock for
    convertible preferred shares...............        1,301               --           --                   --               --
July 2005, issuance of stock for services......          120            35,288          --                   --             35,408
July 2005, issuance of stock for conversion
    of debt....................................        1,163           278,047          --                   --            279,210
Foreign currency translation adjustment........         --                 --           --                 274,643         274,643
Net loss.......................................         --                 --       (2,450,792)              --           (281,240)
                                                 ------------  ----------------   ---------------     -------------  --------------
Balance July 31, 2005..........................  $    54,261   $     4,419,204   $  (6,906,574)       $    (369,492)  $  (2,768,694)

Conversion of Preferred Stock into Debentures..         --            (555,636)         --                   --           (556,500)
    (Note 4) (Unaudited)
Conversion of common stock into preferred stock
    (Unaudited)................................       (1,301)              --           --                   --               --
Shares issued as security for convertible
    debentures (Note 8) (Unaudited)............       25,685         3,313,365          --                   --          3,339,050
Stock issued for services (Unaudited)..........        1,583           389,882          --                   --            391,465
Stock issued for interest (Unaudited)..........          472            60,888          --                   --             61,360
Foreign currency translation adjustment
    (Unaudited)................................          --               --            --                 (35,869)        (35,869)
Net loss (Unaudited)...........................          --               --          (281,240)              --           (281,240)
                                                 ------------  ----------------   ---------------     -------------  --------------
Balance October 31, 2005 (Unaudited)...........  $    80,700   $     7,627,703    $ (7,187,814)       $   (405,361)  $     466,681
                                                 ============  ================   ===============     =============  ==============

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                  (formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                      Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                                                        March 26, 1997
                                                                                         (Inception)
                                                             Three Months Ended            Through
                                                                  October 31,             October 31,
                                                           --------------------------
                                                              2005           2004            2005
                                                           -----------    -----------    -----------

Cash flows from operating activities:
    Net loss ...........................................   $  (281,240)   $  (137,020)     $(7,187,814)
    Adjustments to reconcile net loss to net cash
       used by operating activities:
          Depreciation and amortization ................         8,189          4,069        143,287
          Intercompany interest income .................          --             --          144,382
          Stock issued for services ....................       391,465         90,000        970,941
          Stock issued for interest ....................        61,360           --          147,520
          Gain (loss) on debt forgiveness ..............          --             --         (662,610
          Changes in operating assets and liabilities:
               Receivables .............................      (118,650)        43,746       (172,089)
               Prepaid expenses and other current assets      (131,219)        (1,277)      (177,962)
               Deferred debt issue costs ...............      (195,362)          --         (195,362)
               Accounts payable ........................       (10,204)       171,565        702,451
               Accrued expenses ........................        77,070         (6,230)       627,752
               Accounts payable (related party) ........          --             --          (56,458
               Other ...................................       (28,786)       (63,518)        41,034
                                                           -----------    -----------    -----------
                     Net cash used in
                        operating activities ...........      (227,377)       101,335     (5,674,928)
                                                           -----------    -----------    -----------

Cash flows from investing activities:
    Acquisition of patents .............................        (7,360)          --          (68,099)
    Acquisition of equipment ...........................        (3,481)        (2,900)      (154,689)
                                                           -----------    -----------    -----------
                     Net cash used in
                        investing activities ...........       (10,841)        (2,900)      (222,788)
                                                           -----------    -----------    -----------

Cash flows from financing activities:
    Advances from affiliates ...........................          --             --        4,378,963
    Repayments of advances from affiliates .............          --          (96,203)      (728,426)
    Advances from related parties ......................          --             --           83,050
    Proceeds from issuance of preferred stock ..........          --             --          813,930
    Discount on notes payable ..........................        25,252           --          169,634
    Proceeds from Debenture issue ......................       300,000                       300,000
    Proceeds from issuance of notes payable ............          --             --          962,495
                                                           -----------    -----------    -----------
                     Net cash used in
                        financing activities ...........       325,252        (96,203)     5,979,646
                                                           -----------    -----------    -----------

Effect on cash from foreign currency translation .......           539           --            7,658

                     Net change in cash and
                        cash equivalents ...............        87,573          2,232         89,588

Cash and cash equivalents:
    Beginning of period ................................         2,015         46,191           --
                                                           -----------    -----------    -----------

    End of period ......................................   $    89,588    $    48,423    $    89,588
                                                           ===========    ===========    ===========

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes ....................................   $      --      $      --      $      --
                                                           ===========    ===========    ===========
       Interest ........................................   $      --      $      --      $      --
                                                           ===========    ===========    ===========

Non-cash financing activities:
    Conversion of note payable to common stock .........   $      --      $   450,000    $   700,000
    Conversion of interest to common stock .............          --             --           86,160
    Conversion of preferred stock into debentures ......       556,500           --          556,500
    Stock-based compensation ...........................          --             --          612,113
                                                           -----------    -----------    -----------
                                                           $   556,500    $   450,000    $ 1,954,773
                                                           ===========    ===========    ===========

          See accompanying notes to consolidated financial statements.

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)


NOTE 1: ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of October 31, 2005 and our results of operations and cash flows for the three month period ended October 31, 2005 and 2004 and the period from March 26, 1997 (date of inception) to October 31, 2005. The results of operations for the three months ended October 31, 2005 are not necessarily indicative of the results to be expected for the full year. Interim financial data presented herein are unaudited.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the year ended July 31, 2005.

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7. We are devoting substantially all of its present efforts to developing new products. Our planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

We have reported net losses of approximately $2,450,792, $1,016,972 and $6,906,574 for the fiscal years ended July 31, 2005, 2004 and for the period from the date of inception, March 26, 1997 to July 31, 2005, respectively. The loss from date of inception, March 26, 1997 to October 31, 2005 amounts to $7,187,814.

Our long-term continued operations will depend on our ability to raise additional funds through various potential sources such as equity and debt financing, our development contract and license agreement, our research and development contracts, revenues from royalty arrangements, licensing of our prothrombin blood clotting measuring device and our ability to realize the full potential of our technology and measuring devices via licensing agreements with other companies. Such additional funds may not become available as needed or be available on acceptable terms. Through October 31, 2005, a significant portion of our financing has been through the sale of equity securities and convertible notes in private placements and the exercise of stock options. Until and unless our operations generate significant revenues, we expect to continue to fund our operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital needed on acceptable terms, if at all. As of October 31, 2005, management believes that our cash balance is sufficient to fund our operations at least through July 2006 based on our expected level of expenditures in relation to research and development activities and other ongoing operations of the Company. However, we will continue to seek additional financing through equity or debt financings but cannot be sure that we will be able to raise capital on favorable terms or at all. We may also obtain additional capital through the exercise of outstanding options and warrants, although it cannot provide any assurance of such exercises or the amount of capital it will receive, if any.

NOTE 2. RELATED PARTY TRANSACTIONS

As of October 31, 2005, $19,042 was due to related parties. There were no financial transactions with related parties during the four month periods ended October 31, 2005 or 2004.

In July 2004, Westek agreed to release us from $2,030,298 of previously accumulated advances in exchange for a noninterest-bearing promissory note totalling $1,800,000. We reflected a capital contribution totalling $2,030,298

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

in our financial statements at that time. The promissory note is payable in full by September 30, 2006. Under the terms of the note, we are obligated to make repayments of the principle amount earlier prior to September 30, 2006 out of any equity or equity type financings made before that date by applying an agreed percentage of the aggregate net proceeds from any such equity or equity-type financings. The agreed percentage is 56% of any net proceeds which exceed $2,000,000 (up to $3,000,000) and 25% of all net proceeds in excess of $3,000,000. As of October 31, 2005, we are indebted to Westek in the amount of $1,710,692, net of discount of $89,308.

NOTE 3:  PROPERTY AND EQUIPMENT

Major classes of property and equipment as of October 31, 2005 are listed below:

Furniture and fixtures.......................................... $       16,523
Office equipment................................................         89,814
Plant and equipment.............................................         20,939
                                                                 ---------------
                                                                        127,276
Less: accumulated depreciation..................................        101,978
                                                                 ---------------
                                                                 $       25,298
                                                                 ===============

Depreciation expense was $8,189 and $4,069 for the three month periods ended October 31 2005 and 2004, respectively.

NOTE 4:  PREFERRED STOCK

We are authorized to issue 50,000,000 shares of preferred stock.

4% Convertible Preferred Stock

As of October 31, 2005, the Company had 34,343,662 shares of Series A 4% voting redeemable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock commencing October 30, 2005, provided the Common Stock have traded at a price of $3.00 per share for at least 30 consecutive trading days, and at any time after January 30, 2006. Holders of Series A Preferred Stock have priority over all of the shares of In Veritas Medical Diagnostics, Inc. on liquidation or sale at the rate of $.233 per share. Holders are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

The aggregate of arrearages in cumulative preferred dividends on the Series A Preferred Shares through October 31, 2005, are $25,843.

5% Convertible Preferred Stock

On April 15, 2005, we completed the sale of 863,845 units (the "Units"), each Unit consisting of one share of Series B 5% Convertible Preferred Stock, one warrant to purchase one share of the Company's common stock ("Stock Warrants"), and one warrant to purchase an additional unit ("Unit Warrants"). Such shares pay an annual dividend of 5% and are convertible at any time at the option of the holder into Common Stock at the rate of one share of Common Stock for each

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

outstanding share of Series B Preferred Stock commencing April 15, 2005. The Stock Warrants are exercisable from April 15, 2005 until April 15, 2008 at an exercise price of $1.50 per share, subject to adjustment. The Unit Warrants are exercisable for a period of 180 days from the effective date of the registration statement at an exercise price of $0.65 per unit, subject to adjustment. All preferential amounts to be paid to the holders of Series B Preferred Stock shall be paid on a pari-passu basis with any preferential amounts to be paid to the holders of our Series A Preferred Stock, and prior to the common stock.

As part the finance raising described in Note 8 to these Financial Statements, in September, 2005 the Company entered into a Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors (the "Accredited Investors") in its April 2005 financing pursuant to which the Accredited Investors agreed to exchange the securities that they purchased for an aggregate of $556,500 principal amount of Debentures. Specifically, the Accredited Investors agreed to exchange an aggregate of 863,845 units (the "Units"), as well as a warrant to purchase an additional Unit for an aggregate of $556,500 principal amount of Debentures. Each Unit consisted of one share of 5% convertible preferred stock of the Company, $.001 par value per share, and one warrant to purchase one share of the Company's common stock.

NOTE 5:  COMMON STOCK

We are authorized to issue 100,000,000 shares of common stock. We issued the following shares of common stock for services during the three month periods ended October 31, 2005 and 2004, respectively:

                                                      October 31, 2005                     October 31, 2004
                                             ------------------------------------  ----------------------------------
                                                  Number           Fair Value          Number          Fair Value
                                                 of Shares          of Shares         of Shares         of Shares
                                                  Issued             Issued            Issued            Issued
                                             ------------------  ----------------  ----------------  ----------------
CLX & Associates Inc                                   750,000   $       255,000                 -   $             -
Sichenzia Ross Friedman Ference LLP                    805,000           132,825                 -                 -
Cornell Capital Partners LP                            472,000            61,360                 -                 -
Monitor Capital Inc                                     28,000             3,640                 -                 -
Shares issued to escrow                             25,685,000         3,339,050                 -                 -
                                             ------------------  ----------------  ----------------  ----------------
                                                    27,740,000   $     3,791,875                 -   $             -
                                             ==================  ================  ================  ================

Prior to the merger, we valued the shares of common stock based on the value of the services. After the merger, we valued the shares of common stock based on the quoted market price of the stock.

During the three month period ended October 31, 2005 we issued 25,685,000 shares which the Company recorded at fair value. These shares are deemed as issued but not outstanding and have been placed in escrow to secure the debenture which is described in Note 8.

No other units of common stock were issued during the three month periods ended October 31, 2005 and 2004.

NOTE 6:  STOCK WARRANTS

As explained in Note 8, on September 9 the Company issued to Montgomery Equity Partners Ltd three-year warrants to purchase 350,000 shares of Common Stock at $0.001 per share. These warrants were granted as part of the arrangement fee for the issuance of the Secured Convertible Debenture described in Note 8. The Company's common stock's traded market value on the date that the negotiation of this transaction was completed (August 25, 2005) of grant was $0.13. The weighted average exercise price and fair value of these warrants at the date of their grant were $0.001 and $0.076, respectively.

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Risk-free interest rate..............................................      4.18%
Dividend yield.......................................................      0.00%
Volatility factor....................................................     88.40%
Weighted average expected life.......................................    3.years

The following schedule summarizes the changes in the Company's outstanding stock option awards:

                                                  Options Outstanding
                                        ----------------------------------------    Weighted Average
                                            Number of           Exercise Price        Exercise Price
                                              Shares              Per Share              Per Share
                                        ------------------- --------------------    ----------------
Balance at July 31, 2005                         10,370,769   $    0.55 to $1.50     $          0.97
   Awards granted......................             350,000   $             .001     $          0.00
   Awards exercised....................                   -   $             0.00     $             -
   Awards cancelled/expired............                   -   $             0.00     $             -
                                         -------------------                         ----------------

Balance at July 31, 2005...............          10,720,769   $   0.001.to.$1.50     $          0.94
                                         ===================                         ================

NOTE 7: INCOME TAXES

We record our income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We offset operating profits during the three months ended October 31, 2005 against a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense resulted in $-0- income taxes.

NOTE 8: SECURED CONVERTIBLE DEBENTURE AND RELATED FINANCINGS

On September 7, 2005, the Company entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company may sell to Cornell up to $500,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 97% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to Cornell of its intention to sell shares. The Company will also pay a 5% commitment fee upon each sale of shares under the Distribution Agreement. Cornell has agreed not to short any of the shares of Common Stock. In addition as part of the commitment fee arrangements the Company issued 472,000 shares of the Company's Common Stock to Cornell.

Also on September 7, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000 was to be funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 was to be funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share.

                        IN VIVO MEDICAL DIAGNOSTICS, INC.
              Notes to Condensed, Consolidated Financial Statements
                                   (Unaudited)

In addition to the foregoing, the Company entered into a Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors (the "Accredited Investors") in its April 2005 financing (which is described in Footnote 4 to these Financial Statements) pursuant to which the Accredited
Investors agreed to exchange the securities that they purchased in such financing for an aggregate of $556,500 principal amount of Debentures. Specifically, the Accredited Investors agreed to exchange an aggregate of 863,845 units (the "Units"), as well as a warrant to purchase an additional Unit for an aggregate of $556,500 principal amount of Debentures. Each Unit consisted of one share of 5% convertible preferred stock of the Company, $.001 par value per share, and one warrant to purchase one share of the Company's common stock.

The Debentures mature on the first anniversary of the date of issuance and bear interest at the annual rate of 18% in cash. The Company is required to make monthly interest payments commencing on October 7, 2005, and to make monthly principal payments commencing on March 7, 2006.

Holders may convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment, which approximated to the market price of the Company's common stock on the date that the negotiation of the transaction was completed (which was August 25, 2005). Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. The redemption amount will be calculated at 112% of the Debentures' face value.

As further security for its obligations under the above mentioned facilities, the Company has deposited into escrow 25,685,000 shares of common stock. These shares are deemed issued but not outstanding and the Company valued them at their fair value.

Subsequent to the completion of the Standby Equity Distribution Agreement and the sale of the 18% secured convertible debentures pursuant to the Securities Purchase Agreement in September 2005, the Company prepared and filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the purpose of registering the securities underlying such financing transactions. In connection therewith, the Company has received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, the Company may not register the securities sold in the financing transactions. As a result, the Company has not drawn down any further amounts under the Debenture and is in discussions with the investors in the recent financing transactions regarding the possible restructuring of these financing transactions. No assurance can be given as to when, or if, the transactions will be restructured, or that the transactions will be restructured in a manner that is acceptable to the Commission to allow registration of the securities sold in these transactions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about themselves so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

The following discussion and analysis should be read in conjunction with the financial statements of In Veritas Medical Diagnostics, Inc., included herewith. This discussion should not be construed to imply that the results discussed herein will necessarily continue into the future, or that any conclusion reached herein will necessarily be indicative of actual operating results in the future. Such discussion represents only the best present assessment of our management.

Overview

In Veritas Medical Diagnostics, Inc. (formerly In Vivo Medical Diagnostics, Inc. and Sports Information and Publishing Corp.) (the "Company") is a development-stage enterprise that is engaged in the development of lateral applications of novel measurement techniques in medical devices with `near-patient' (i.e. point of care) testing applications. We are developing medical diagnostic products for personal and professional use. Several of the products for which we are developing practical applications are based on technology that utilizes the Hall Effect, a physical phenomenon that measures the electrical activity as it relates to magnetic fields, which was discovered more than a hundred years ago. We are also developing products that utilize novel signal processing for the late-term pregnancy market.

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

We have limited assets and limited revenues. At October 31, 2005 we had an accumulated deficit from inception of $7,184,173. As a result, our auditors, in their report on our financial statement for the fiscal year ended July 31, 2005, have expressed substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended October 31, 2005 compared to Three Months Ended October 31, 2004

Revenues

During the three months ended October 31, 2005 we had sales of $352,993. During the three months ended October 31, 2004, we had sales of $417,405. This change is not representative of ongoing (research and development) activity, which continues at a strong level.

Depreciation Expenses

Depreciation expenses for the three months ended October 31, 2005 increased to $8,189 from $4,069 for the three months ended October 31, 2004.

General & Administrative Expenses

General and administrative expenses for the three months ended October 31, 2005 increased to $192,876 from $189,471 for the three months ended October 31, 2004. This change is immaterial, although underlying it is an increase in promotional an marketing cost and decrease in general administrative costs, which we continue to control carefully.

Research & Development Expenditure

Research and development activity remains strong, with no significant change between periods. In the three months ended October 31, 2005 we spent $265,209 on research and development compared to $270,625 in the three month period ended October 31, 2004.

Net Income (Loss)

The net loss for the three months ended October 31, 2005 was $281,240 as compared to a net loss of $137,020 for the three months ended October 31, 2004. In the context of the company's status as a development stage company this difference is not deemed significant. The difference is caused mainly by (i) increased costs incurred on finance raising activities as part of our ongoing efforts to raising capital to support the company's research and development activities; and (ii) interest on debt. In the quarter ended October 31 2005 these costs amounted to $77,761 and $44,691 respectively, whilst no such costs were incurred in the three month period ended October 31, 2004.

Liquidity and Capital Resources

The Company's primary needs for liquidity and capital resources are the funding of salaries, administrative expenses and research and development activities. The Company's cash balances at October 31, 2005 are not sufficient to support operations for the next twelve months and it will therefore be necessary for the Company to continue to seek additional financing in the form of equity and debt, further grants from the UK government and income from development contracts with new and existing commercial partners. As explained in Note 8 to the Unaudited consolidated Financial Statements (set out in Item 1 above) and further explained in the section below entitled "Recent Financings", the Company has been active, and continues to be active, is seeking to secure new sources of financing.

Critical Accounting Policies

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD UK Limited ("IVMD") and Jopejo Limited ("Jopejo"), both UK companies. The assets and liabilities of our foreign subsidiaries have been translated from British pounds into US dollars at the exchange rate in effect at October 31, 2005 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

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

In common with most development stage entities we have incurred losses (principally represented by research and development expenditures) since inception and we have an inevitable net capital deficit at October 31, 2005. We also had substantial net current liabilities at October 31, 2005. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. As explained above, in 2004, we merged with a public shell company. This merger provides us with limited access to the capital markets via the OTCBB. During fiscal years 2004 and 2005, we raised limited amounts of capital by virtue of our OTCBB quote; we need to continue to raise capital through public or private stock offerings to finance our development activities and ultimately, to achieve profitability. However, there is no assurance that we will be successful in our efforts to raise capital or to become a profitable company.

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

Research & Development Expenditure

Research & Development expenditure is written off as it is incurred.

Revenue Recognition

Currently we receive revenue mainly from contracts which we enter into with commercial partners who work with us to develop new products which employ our core technology. This revenue is generally in the form of contribution towards development costs that we incur and is accounted for in accordance with the underlying cointracts. In future we anticipate the nature of our principle revenues changing from contribution towards development expenditure to royalty income from developed products, this change will not take place until products that are currently in development have been completed and are taken to market.

Recent Financings

September 2005 Financing

Standby Equity Distribution Agreement

On September 7, 2005, the Company entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company may sell to Cornell up to $500,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 97% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to Cornell of its intention to sell shares. The Company will also pay a 5% commitment fee upon each sale of shares under the Distribution Agreement. Cornell has agreed not to short any of the shares of Common Stock. In addition as part of the commitment fee arrangements the Company is to issue 472,000 shares of the Company's Common Stock to Cornell.

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

In addition to the foregoing, the Company entered into a Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors (the "Accredited Investors") in its April 2005 financing (described below) pursuant to which the Accredited Investors agreed to exchange the securities that they purchased in such financing for an aggregate of $556,500 principal amount of Debentures. Specifically, the Accredited Investors agreed to exchange an aggregate of 863,845 units (the "Units"), as well as a warrant to purchase an additional Unit for an aggregate of $556,500 principal amount of Debentures. Each Unit consisted of one share of 5% convertible preferred stock of the Company, $.001 par value per share, and one warrant to purchase one share of the Company's common stock.

The Debentures mature on the first anniversary of the date of issuance and bear interest at the annual rate of 18% in cash. The Company is required to make monthly interest payments commencing on October 7, 2005, and to make monthly principal payments commencing on March 7, 2006.

Holders may convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. The redemption amount will be calculated at 112% of the Debentures' face value.

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

Current Status of Financing Activity

Subsequent to the completion of the Standby Equity Distribution Agreement and the sale of the 18% secured convertible debentures pursuant to the Securities Purchase Agreement in September 2005, the Company prepared and filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the purpose of registering the securities underlying such financing transactions. In connection therewith, the Company has received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, the Company may not register the securities sold in the financing transactions. As a result, the Company has not drawn down any further amounts under the Debenture and is in discussions with the investors in the recent financing transactions regarding the possible restructuring of these financing transactions. No assurance can be given as to when, or if, the transactions will be restructured, or that the transactions will be restructured in a manner that is acceptable to the Commission to allow registration of the securities sold in these transactions.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of October 31, 2005 or as of the date of this report.

Recent Accounting Pronouncements

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

ITEM 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

(b) Changes in internal controls. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2005 the Company issued 750,000 shares of common stock pursuant to a consulting agreement dated July 21, 2005.

In September 2005 the Company issued 805,000 shares of common stock as compensation for legal services.

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

In August 2005, the Company issued 472,000 shares of common stock to Cornell Capital Partners as a commitment fee pursuant to a Standby Equity Distribution Agreement.

In August 2005, the Company issued 28,000 shares of common stock to Monitor Capital, Inc. pursuant to a placement agent agreement dated September 7, 2005.


* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

We are not currently in default upon senior securities.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

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

ITEM 7. SIGNATURES
                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.

December 20, 2005



                      By:   /s/ John Fuller
                      --------------------------------
                      John Fuller
                      Chief Executive Officer
                      (Principal Executive Officer)

                      /s/ Martin E. Thorp
                      --------------------------------
                      Martin E. Thorp
                      Chief Financial Officer
                      (Principal Financial and Accounting Officer)