Form 10QSB
period 2006-01-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2006-03-17
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                 For the quarterly period ended January 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 14, 2006, the registrant had 80,645,130 shares of common stock issued, 25,685,000 shares of common stock held in escrow which are deemed as issued but not outstanding, and 55,015,123 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                                   FORM 10-QSB

                  For the Fiscal Quarter Ended January 31, 2006


Part I                                                                     Page

Item 1.  Financial Statements.                                              F-1

Item 2.  Management's Discussion and Analysis or Plan of Operations.         2

Item 3.  Controls and Procedures                                             8

Part ll                                                                    Page

Item 1.  Legal Proceedings.                                                  8

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds          8

Item 3.  Defaults Upon Senior Securities                                     8

Item 4.  Submission of Matters to a Vote of Security Holders.                8

Item 5.  Other Information                                                   8

Item 6.  Exhibits.                                                           8

Signatures.                                                                  9


ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
ITEM I FINANCIAL STATEMENTS

                                                                                     Page
                                                                                ----------------
Unaudited Condensed Consolidated Balance Sheet as of January 31, 2006                 F-2

Unaudited Condensed Consolidated Statements of Operations for the six and three months ended January 31, 2006 and 2005 and for the period
  from March 26, 1997 (Inception) through January 31, 2006                            F-3

Unaudited Condensed Consolidated Statements of Accumulated Other Comprehensive
  Loss for the six months ended January 31, 2006 and 2005 and for the period
  from March 26, 1997 (Inception) through January 31, 2006                            F-4

Unaudited Condensed Consolidated Statement of Changes in Shareholders' Deficit
  for the period from March 26, 1997 (Inception) through January 31, 2006           F-5 F-6

Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2006 and 2005 and for the period
  from March 26, 1997 (Inception) through January 31, 2006                            F-7

Notes to the Unaudited Condensed Financial Statements                                 F-8

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  (UNAUDITED)
                                January 31, 2006

                                  ASSETS
Current assets:
     Cash                                                                         $            82,683
     Accounts receivable                                                                      129,944
     Prepaid expenses and other                                                                18,738
     Deferred debt issue costs                                                                130,242
                                                                                  -------------------
         Total current assets                                                                 361,607

Property and equipment, net (Note 3)                                                           17,119
Intangible assets:
     Patent costs                                                                              72,156
                                                                                  -------------------
                                                                                  $           450,882
                                                                                  ===================

                  LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                             $           541,923
     Accrued liabilities                                                                      776,616
     Indebtedness to related party (Note 2)                                                    18,988
                                                                                  -------------------
         Total current liabilities                                                          1,337,527

Long term debt:
     Secured convertible debenture (Note 8)                                                   856,500
     Notes payable, related party (net of discount) (Note 2)                                1,736,353
                                                                                  -------------------
         Total  Liabilities                                                                 3,930,380
                                                                                  -------------------

Shareholders' deficit:
     Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference $8 million) Series A Preferred stock, 34,343,662 shares issued and
         outstanding (Note 4)                                                                  34,344
     Common stock, $.001 par value, 100,000,000 shares authorized
         80,700,123 shares issued, 25,685,000 held in escrow, and
         55,015,123 shares outstanding                                                         80,700
     Additional paid-in capital                                                             7,627,703
     Stock issued as security for convertible debenture (Note 8)                           (3,339,050)
     Deficit accumulated during the development stage                                      (7,492,800)
     Accumulated other comprehensive loss, net of tax                                        (390,395)
                                                                                  -------------------
         Total shareholders' deficit                                                       (3,479,498)
                                                                                  -------------------
                                                                                  $           450,882
                                                                                  ===================

     See accompanying notes to condensed consolidated financial statements

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                                                                      March 26, 1997
                                                            Six Months Ended               Three Months Ended          (Inception)
                                                               January 31,                    January 31,                Through
                                                   -------------------------------   ------------------------------     January 31,
                                                       2006               2005            2006             2005           2006
                                                   --------------    -------------   -------------    -------------  ---------------

Net sales                                          $      766,432    $     559,902   $     413,439    $     142,497  $    3,067,109
                                                   --------------    -------------   -------------    -------------  ---------------

Operating expenses:
     Cost of sales                                              -            4,579               -            4,319         242,097
     Research and development                             586,670          607,738         321,461          322,747       3,485,552
     Depreciation and amortization                         16,186            9,543           7,997            4,772         153,616
     General and administrative:
        Stock based compensation:
              Stock options expense                        11,742                -           5,871                -          64,440
              Consulting expense                          255,000                -         127,500                -         781,779
        Non stock based general and administrative        294,792          874,645         170,082          670,374       6,141,006
                                                   --------------    -------------   -------------    -------------  ---------------
        Total operating expenses                        1,164,390        1,496,505         632,911        1,002,212      10,868,490
                                                   --------------    -------------   -------------    -------------  ---------------

        Loss from operations                             (397,958)        (936,603)       (219,472)        (859,715)     (7,801,381)

Non operating income (expense):
     UK government grants (Note 1)                         94,458                -          94,458                -         289,354
     Gain (loss) on foreign exchange                        8,202                -         (11,496)               -        (121,913)
     Amortized debt issue costs                          (154,180)               -         (76,419)               -        (154,180)
     Gain from debt extinguishment                              -            3,000               -            3,000         662,610
     Interest expense                                    (136,748)        (116,038)        (92,057)         (55,905)       (367,290)
                                                   --------------    -------------   -------------    -------------  --------------
        Net loss before income taxes                     (586,226)      (1,049,641)       (304,986)        (912,620)     (7,492,800)
                                                   --------------    -------------   -------------    -------------  --------------

Provision (benefit) for income taxes (Note 6)                   -                -               -                -               -
                                                   --------------    -------------   -------------    -------------  --------------
        Net loss                                   $     (586,226)   $  (1,049,641)  $    (304,986)   $    (912,620) $   (7,492,800)
                                                   ==============    =============   =============    =============  ==============

Basic and diluted loss per share                   $      -0.0107    $     (0.0206)  $     (0.0055)   $     (0.0180)
                                                   ==============    =============   =============    =============
Weighted average common shares outstanding             54,826,668       50,831,271      55,015,123       50,832,702
                                                   ==============    =============   =============    =============

     See accompanying notes to condensed consolidated financial statements

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                  (UNAUDITED)
                                                                                                        March 26, 1997
                                                                                                          (Inception)
                                                                        Six Months Ended                    Through
                                                                          January 31,                     January 31,
                                                              --------------------------------------  ------------------
                                                                    2006                 2005                2006
                                                              -----------------    -----------------  ------------------
Net loss                                                      $       (586,226)   $     (1,049,641)   $       (7,492,800)
                                                              ----------------    ----------------    ------------------

Other comprehensive loss:
     Foreign currency translation adjustment                           (20,903)           (114,188)             (390,395)
                                                              ----------------    ----------------    ------------------
         Net loss                                             $       (607,129)   $     (1,163,829)   $       (7,883,195)
                                                              ================    ================    ==================

     See accompanying notes to condensed consolidated financial statements

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (UNAUDITED)


                                            Preferred Stock Outstanding
                                         --------------------------------                        Common Stock            Additional
                                               Series A     Series B                   Shares      Shares                paid-in
                                           Shares    Par Value    Shares   Par Value   Issued    Outstanding  Par Value  capital
                                         ----------  --------- ---------- ----------  ----------  ----------  ---------- ----------

Balance July 31, 2005                    33,042,484     33,043    863,844        864  54,261,301  54,261,301    $ 54,261 $4,419,204

Conversion of Preferred
  Stock into Debentures                          --         --   (863,844)      (864)         --          --          --   (555,636)
  (Note 4)
Conversion of common stock into
   preferred stock (Unaudited)            1,301,178      1,301         --         --  (1,301,178) (1,301,178)     (1,301)        --
Shares issued as security
   for convertible
   debentures (Note 8)                           --         --         --         --  25,685,000          --      25,685  3,313,365
Stock issued for services                        --         --         --         --   1,583,000   1,583,000       1,583    389,882
Stock issued for interest                        --         --         --         --     472,000     472,000         472     60,888
Foreign currency translation
   adjustment                                    --         --         --         --          --          --          --         --
Net loss                                         --         --         --         --          --          --          --         --
                                         ----------  --------- ---------- ----------  ----------  ----------  ---------- ----------
Balance January 31, 2006                 34,343,662     34,344         -- $       --  80,700,123  55,015,123  $   80,700 $7,627,703
                                         ==========  ========= ========== ==========  ==========  ==========  ========== ==========
Less escrowed shares
    (issued but not outstanding)                 --         --         --         --          --          --          --         --



     See accompanying notes to condensed consolidated financial statements

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                              (UNAUDITED) CONTINUED


                                         Deficit
                                         Accumulated    Accumulated
                                         During         Other
                                         Development    Comprehensive
                                         Stage          Loss                Total
                                         -----------    -------------    -----------
Balance July 31, 2005                    $(6,906,574)   $   (369,492)     (2,768,694)

Conversion of Preferred
  Stock into Debentures                           --              --        (556,500)
  (Note 4)
Conversion of common stock into
   preferred stock                                --              --              --
Shares issued as security
   for convertible
   debentures (Note 8)                            --              --       3,339,050
Stock issued for services                         --              --         391,465
Stock issued for interest                         --              --          61,360
Foreign currency translation
   adjustment                                     --         (20,873)        (20,873)
Net loss                                    (586,226)             --        (586,226)
                                         -----------    ------------     -----------
Balance January 31, 2006                 $(7,492,800)   $   (390,395)       (140,448)
                                         ===========    ============     ===========
Less escrowed shares
    (issued but not outstanding)                  --              --      (3,339,050)
                                                                         -----------
                                                                         $(3,479,498)
                                                                         ===========



     See accompanying notes to condensed consolidated financial statements

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                                         March 26, 1997
                                                                               Six Months Ended            (Inception)
                                                                                 January 31,                 Through
                                                                      --------------------------------      January 31,
                                                                           2006              2005              2006
                                                                      ---------------   --------------    ---------------
Cash flows from operating activities:
     Net loss                                                         $      (586,226)  $   (1,049,641)   $    (7,492,800)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                       16,186            9,543            151,284
           Imputed interest                                                         -           96,995            144,382
           Stock issued for interest expense                                   61,360           16,876            147,520
           Stock issued for services                                          391,465          337,940            970,941
           Gain (Loss) on debt forgiveness                                          -                -           (662,610)
           Changes in working capital items:
             Receivables                                                      (98,873)         270,589           (152,312)
             Prepaid expenses and other current assets                         47,681                -                938
             Deferred debt issue costs                                       (130,242)               -           (130,242)
             Accounts payable                                                (176,662)         218,142            536,047
             Accrued expenses                                                 233,065                -            783,747
             Accounts payable (related party)                                       -                -            (56,512)
             Other                                                            (28,403)               -             41,417
                                                                      ---------------   --------------    ---------------
                   Net cash used in operating activities                     (270,649)         (99,556)        (5,718,200)

Cash flows from investing activities:
     Acquisition of patents                                                   (11,620)               -            (72,359)
     Capital expenditures                                                      (3,481)         (46,077)          (154,689)
                                                                      ---------------   --------------    ---------------
                  Net cash used in investing activities                       (15,101)         (46,077)          (227,048)

Cash flows from financing activities:
     Proceeds from bridge financing                                                 -                -          4,378,963
     Repayment of advances from affiliates                                          -          (71,539)          (728,426)
     Advances from related parties                                                  -                -             83,050
     Proceeds from issuance of preferred stock                                      -                -            813,930
     Discount on notes payable                                                 50,913                -            195,295
     Proceeds from debenture issue                                            300,000                             300,000
     Cash proceeds from debt issuance                                               -          250,000            962,495
                                                                      ---------------   --------------    ---------------
                  Net cash provided by financing activities                   350,913          178,461          6,005,307

     Effect of exchange rate on changes in cash                                15,505            1,679             22,624
                                                                      ---------------   --------------    ---------------


                  Net change in cash                                           80,668           34,507             82,683

Cash, beginning of year                                                         2,015           46,191                  -
                                                                      ---------------   --------------    ---------------

Cash, end of year                                                     $        82,683   $       80,698    $        82,683
                                                                      ===============   ==============    ===============

Non-cash financing activities
     Conversion of notes payable to common stock                      $             -   $            -    $       700,000
     Conversion of preferred stock into debentures                            556,500                -            556,500


     See accompanying notes to condensed consolidated financial statements

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements



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

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD UK Limited ("IVMD") and Jopejo Limited ("Jopejo"), both UK companies. The assets and liabilities of our foreign subsidiaries have been translated from British pounds into US dollars at the exchange rate in effect at the balance sheet date with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

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

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


In common with most development stage entities we have incurred losses (principally represented by research and development expenditures) since inception and we have an inevitable net capital deficit at January 31, 2006. We also had substantial net current liabilities at January 31, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. As explained above, in 2004, we merged with a public shell company. This merger provides us with limited access to the capital markets via the OTCBB. During fiscal years 2004 and 2005 and subsequently, we raised limited amounts of capital by virtue of our OTCBB quote; we need to continue to raise capital through public or private stock offerings to finance our development activities and ultimately, to achieve profitability. However, there is no assurance that we will be successful in our efforts to raise capital or to become a profitable company.

Note 8 to these Financial Statements sets out details of the status of certain capital raisings that have taken place recently and the status of future financings which are presently being negotiated.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at January 31, 2006.

Accounts Receivable

We consider all trade receivables to be fully collectible.

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

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


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

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on our assessment of the outcome of future trading.

Any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

No impairment charges were recognized during each of the three month periods ended January 31, 2006.

Deferred Offering and Debt Issue Costs

Costs incurred in connection with proposed common stock offerings that straddle the period end are deferred in the accompanying financial statements and are offset against the proceeds from the offering or written off against earnings, if the offering is unsuccessful, as appropriate, in future periods.

Costs incurred in arranging and raising debt are written off against income over the expected life of the debt and shown on the balance sheet as "Deferred Debt Issue Costs".

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

Financial Instruments and Concentration of Credit Risk

At January 31, 2006, the fair value of our financial instruments approximate their carrying value based on their terms and interest rates. All of our trade receivables were from one customer as of January 31, 2005.

Stock based Compensation

We account for stock-based compensation arrangements in accordance with Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which permits entities to recognize as expense over the vesting period the fair value of all stock-based awards on the date of grant. Alternatively, SFAS No. 123 allows entities to continue to apply the

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


provisions of Accounting Principle Board ("APB") Opinion No. 25 and provide pro forma net earnings (loss) disclosures for employee stock option grants as if the fair-value-based method defined in SFAS No. 123 had been applied. We have elected to continue to apply the provisions of APB Opinion No. 25 (for employee stock option accounting only) and provide the pro forma disclosure provisions of SFAS No. 123.

Foreign Currency Translation

Our assets and liabilities, which have the British Pound as their functional currency, are translated into United States Dollars at the foreign currency exchange rate in effect at the applicable reporting date, and the statements of operations are translated at the average rates in effect during the applicable period. The resulting cumulative translation adjustment is recorded as a separate component of Other Comprehensive Income.

Research and Development Costs

Research and development costs are expensed as incurred. During the year ended July 31, 2005 we reexamined the method used to calculate the proportion of our overheads that related to research and development and have refined the basis to provide a more accurate reflection of those costs, this method was used in estimating research and development expenditure in the six month period ended January 31, 2006. Naturally this involves estimates, but we believe that the method which we have used fairly reflects the volume of research and development activity of the Group. For comparative purposes, the Financial Statements include comparative 2005 data for research and development which has been calculated using the same methods of estimation as have been employed for the 2006 financial statements. This reclassification does not impact the overall 2005 financial statements.

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

At January 31, 2006, there was no variance between basic and diluted loss per share as the securities in our capital structure are antidilutive.

Note 2:  Related Party Transactions

As of January 31, 2006, $18,988 was due to related parties. There were no financial transactions with related parties during the six months ended January 31, 2006 or 2005.

In July 2004, Westek agreed to release us from $2,030,298 of previously accumulated advances in exchange for a noninterest-bearing promissory note totalling $1,800,000. We reflected a capital contribution totalling $2,030,298 in our financial statements at that time. The promissory note is payable in full by September 30, 2006. Under the terms of the note, we are obligated to make repayments of the principle amount earlier that September 30, 2006 out of any equity or equity type financings made before that date by applying an agreed percentage of the aggregate net proceeds from any such equity or equity-type financings. The agreed percentage is 56% of any net proceeds which exceed $2,000,000 (up to $3,000,000) and 25% of all net proceeds in excess of $3,000,000. As of January 31, 2006, we are indebted to Westek in the amount of $1,736,353, net of discount of $63,647.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


Note 3:  Property and Equipment

Major classes of property and equipment as of January 31, 2006 are listed below:




Furniture and fixtures.........................       $       16,523
Office equipment...............................               89,814
Plant and equipment............................               20,939
                                                      --------------
                                                             127,276
Less: accumulated depreciation.................              110,157
                                                      --------------
                                                      $       17,119
                                                      ==============


Depreciation expense was $16,186 and $9,543 for the six months ended January 31, 2006 and 2005, respectively.

Note 4:  Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock.

4% Convertible Preferred Stock

As of January 31, 2006, the Company had 34,343,662 shares of Series A 4% voting redeemable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock commencing October 30, 2005, provided the Common Stock have traded at a price of $3.00 per share for at least 30 consecutive trading days, and at any time after January 30, 2006. Holders of Series A Preferred Stock have priority over all of the shares of In Veritas Medical Diagnostics, Inc. on liquidation or sale at the rate of $.233 per share. Holders are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

The aggregate of arrearages in cumulative preferred dividends on the Series A Preferred Shares through January 31, 2006, are $26,186.

5% Convertible Preferred Stock

On April 15, 2005, we completed the sale of 863,845 units (the "Units"), each Unit consisting of one share of Series B 5% Convertible Preferred Stock, one warrant to purchase one share of the Company's common stock ("Stock Warrants"), and one warrant to purchase an additional unit ("Unit Warrants"). Such shares pay an annual dividend of 5% and are convertible at any time at the option of the holder into Common Stock at the rate of one share of Common Stock for each outstanding share of Series B Preferred Stock commencing April 15, 2005. The Stock Warrants are exercisable from April 15, 2005 until April 15, 2008 at an exercise price of $1.50 per share, subject to adjustment. The Unit Warrants are exercisable for a period of 180 days from the effective date of the registration statement at an exercise price of $0.65 per unit, subject to adjustment. All preferential amounts to be paid to the holders of Series B Preferred Stock shall be paid on a pari-passu basis with any preferential amounts to be paid to the holders of our Series A Preferred Stock, and prior to the common stock.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


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

Note 5:  Common Stock

We are authorized to issue 100,000,000 shares of common stock. During the six months ended January 31, 2006, we issued 1,583,000 shares for services, 472,000 shares for interest, and 25,685,000 shares to escrow. Prior to the merger discussed in Note 7, we valued the shares of common stock based on the value of the services. After the merger, we valued the shares of common stock based on the quoted market price of the stock. No units of common stock were issued during the three months ended January 31, 2006. In the six month period ended January 31, 2005 we issued 60,096 units of common stock to the provider of bridge finance as part of a financing; and we issued 337,940 units of common stock in exchange for legal services.

Note 6:  Stock Options

Stock Options - Employees

During May 2004, the Company granted 9,659,000 common stock options to two officers with an exercise price of $1.00 per share. The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $1.00 per share based on estimates made by the directors at that time. 3,219,666 options vest on May 26, 2006, an additional 3,219,666 options vest on May 26, 2007, and the final 3,219,668 options vest on May 26, 2008. The intrinsic value of these options as of January 31, 2006 was $.-0- (i.e. the exercise or strike price exceeds the market price).

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

On June 1, 2005, the Company issued 400,000 options to its employees under the plan, with an exercise price of $0.55 per share. The market price on June 1, 2005 was also $0.55 per share. These options were determined to have an intrinsic value of $-0- at January 31, 2006 (i.e. the exercise or strike price exceeds the market value)

On January 1, 2006 the Company issued 365,000 options to its employees under the plan, with an exercise price of $0.04 per share, which was the market price on that day. These options were determined to have an intrinsic value of $18,250 at January 31, 2006, when the market price was $0.09.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements



Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

For options issued in May 2004:



Risk-free interest rate...........................................    2.25%
Dividend yield....................................................    0.00%
Volatility factor.................................................    0.00%
Weighted average expected life....................................  5 years



For options issued in June 2005:


Risk-free interest rate...........................................     4.35%
Dividend yield....................................................     0.00%
Volatility factor.................................................    55.10%
Weighted average expected life....................................   5 years





For options issued in January 2006:


Risk-free interest rate...........................................     4.25%
Dividend yield....................................................     0.00%
Volatility factor.................................................    50.00%
Weighted average expected life....................................   5 years




The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above for the six months periods ended January 31, 2006 and 2005 is as follows:

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements




                                                              For the 6 month periods ended
                                                                      January 31,2006
                                                            ------------------------------------
                                                                   2006               2005
                                                            -----------------  -----------------
Net loss, as reported..................................     $        (586,226) $      (1,049,641)
                                                            =================  =================

Pro forma net loss.....................................     $        (586,226) $      (1,049,641)
                                                            =================  =================

Basic and diluted net loss per common
   share, as reported..................................                -0.011             -0.021
                                                            =================  =================

Pro forma basic and diluted net loss
   per common share....................................                -0.011             -0.021
                                                            =================  =================




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

The Company's common stock's traded market value on the date of grant was $0.55. The weighted average exercise price and fair value of these warrants on the date of issue were $0.55 and $0.29, respectively.

The fair value for the warrants granted during the year ended July 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:




Risk-free interest rate...........................................     4.35%
Dividend yield....................................................     0.00%
Volatility factor.................................................    55.10%
Weighted average expected life....................................   5 years




On January 1, 2006 the Company committed to grant to two non-employees options to purchase 350,000 units of its Common Stock at an exercise price equal to then market price of $0.04. These options vest on January 1, 2007.

The Company's common stock's traded market value on the date of grant was $0.04. The weighted average exercise price and fair value of these warrants on the date of issue were $0.04 and $0.019, respectively.

The fair value of the warrants issued on January 31, 2006 was estimated, at the date of the grant, using the Black-Scholes option pricing model with the following assumptions:


Risk-free interest rate...........................................     4.25%
Dividend yield....................................................     0.00%
Volatility factor.................................................    50.00%
Weighted average expected life....................................   5 years

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


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

The Company's common stock's traded market value on the date of grant was $1.01. The weighted average exercise price and weighted average fair value of these warrants at the date of their grant were $1.50 and $0.29, respectively.

The fair value for the warrants granted during the year ended July 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


Risk-free interest rate...........................................     4.35%
Dividend yield....................................................     0.00%
Volatility factor.................................................    55.10%
Weighted average expected life....................................   3 years



As explained in Note 8, on September 9, the Company issued to Montgomery Equity Partners Ltd three-year warrants to purchase 350,000 shares of Common Stock at $0.001 per share. These warrants were granted as part of the arrangement fee for the issuance of the Secured Convertible Debenture described in Note 8. The Company's common stock's traded market value on the date that the negotiation of this transaction was completed (August 25) of grant was $0.13. The weighted average exercise price and fair value of these warrants at the date of their grant were $0.001 and $0.076, respectively.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate...........................................     4.18%
Dividend yield....................................................     0.00%
Volatility factor.................................................    88.40%
Weighted average expected life....................................   3 years


The following schedule summarizes the changes in the Company's outstanding stock awards:

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements




                                                  Options Outstanding
                                       ------------------------------------------      Weighted Average
                                            Number of          Exercise Price          Exercise Price
                                              Shares              Per Share              Per Share
                                       --------------------- --------------------
Balance at July 31, 2005                         10,370,769    $0.55 to $1.50                     $ 0.94
   Awards granted                                   350,000        $0.001                        $ 0.001
   Awards granted                                   715,000         $.04                          $ 0.04
   Awards exercised                                       -                                          $ -
   Awards cancelled/expired                               -                                          $ -
                                       ---------------------                       ----------------------

Balance at January 31, 2006                      11,435,769    $0.001 to $1.50                    $ 0.85
                                       =====================                       ======================



Note 7:  Income Taxes


A reconciliation of U.K. statutory income tax rate to the effective rate follows for the six month periods ended January 31, 2005 and 2006:



                                                                Six Month Period ended
                                                                       January 31,
                                                         -------------------------------------
                                                               2006                2005
                                                         -----------------   -----------------
U.K. statutory federal rate                                        30.00%              30.00%
Net operating loss for which no tax
        benefit is currently available                            -30.00%             -30.00%
                                                         -----------------   -----------------
                                                                    0.00%               0.00%
                                                         =================   =================


At January 31, 2006, deferred U. K. income taxes were $-0-. U.K. pretax losses were approximately $400,000 and $600,000, respectively, for the six month periods ended January 31, 2005 and 2006.

At January 31, 2006 and January 31 2005, we had net operating tax losses available for carryfoward and offset against future taxable profits arising in the UK of approximately $5.3 million and $4.5 million respectively.

Note 7:  Acquisitions

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

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


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

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


Holders may convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment, which approximated to the market price of the Company's common stock on the date that the negotiation of the transaction was completed (which was August 25). Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. The redemption amount will be calculated at 112% of the Debentures' face value.

As further security for its obligations under the above mentioned facilities, the Company has deposited into escrow 25,685,000 shares of common stock, these shares are deemed issued but not outstanding.

Subsequent to the completion of the Standby Equity Distribution Agreement and the sale of the 18% secured convertible debentures pursuant to the Securities Purchase Agreement in September 2005, the Company prepared and filed a registration statement on Form SB-2 (File No. 333-128321) with the Securities and Exchange Commission for the purpose of registering the securities underlying such financing transactions. In connection therewith, the Company has received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, the Company may not register the securities sold in the financing transactions. On March 6, 2006, we withdrew the registration statement on Form SB-2 (File No. 333-128321) by filing a Form R-W with the Commission. As a result, the Company has not been able to draw down any further amounts under the Debenture and is in discussions with the various potential investors regarding raising alternative financing. No assurance can be given as to when, or if, these possible alternative financings will be completed. In the meanwhile, because of the failure to complete the entire financing transaction envisaged in the September 2005 financing, the Company has been unable to pay interest and principal payments on the debentures drawn down under this financing.

Note 9: Defaults Upon Senior Securities

As explained above, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing (also describe above). As of January 31, 2006, the arrears of due but unpaid interest was $37,565. No principal repayment was due at January 31, 2006. As of March 14, 2006 the arrears of due but unpaid interest amounted to $50,547 and principal repayment arrears amounted to $173,600.

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

We currently have two operating subsidiaries, IVMD(UK) Ltd. ("IVMD") and Jopejo Ltd. ("Jopejo"), both of which are incorporated under the laws of England and Wales and based in Inverness, Scotland. IVMD(UK) has a platform of patents from which to exploit unique commercial applications. Jopejo is a biotech research company utilizing similar development techniques. The fundamental premise is in the transfer of measurement technology, the principles of which are known and established in the world of physical science, into medical devices with global near-patient applications. This is done through the creation of novel, patented methods and apparatus for which IVMD is the sole owner of the intellectual property. One application, which we now expect to generate royalty revenues in the last quarter of 2006 onwards, is in the final phase of development with route-to-market secured through a major distributor.

Products and Services

We currently have applied for eleven patents (see list below) from granted to pending, covering the generic application of our products and technology. We are currently working on a number of additional patents for submission during 2006. We have allowed two additional patents to lapse because we believe that they are no longer core to our business and have no commercial value for us. We have engineered prototypes on three distinct products:

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

Our initial commercial product was a computer input device based on our patented technology, known as the "Evomouse," which was developed to the point of sale. Although the initial response in the computer peripheral press was very encouraging, we determined that this device is non-core to the future of our business. Accordingly, we discontinued production and are seeking to sell or license rights to the "Evomouse."

We have limited assets and limited revenues. At January 31, 2006, we had an accumulated deficit from inception of $7,492,800. As a result, our auditors, in their report on our financial statement for the fiscal year ended July 31, 2005, have expressed substantial doubt about our ability to continue as a going concern.

Results of Operations

Three Months Ended January 31, 2006 compared to Three Months Ended January 31, 2005

Revenues

During the three months ended January 31, 2006, we had sales of $413,439. During the three months ended January 31, 2005, we had sales of $142,497. This change represents a generally higher level of billable development activity in the current period compared to the same period in the previous year.

Depreciation Expenses

Depreciation expenses for the three months ended January 31, 2006 increased to $7,997 from $4,772 for the three months ended January 31, 2005.

General & Administrative Expenses

General and administrative expenses for the three months ended January 31, 2006 decreased from $670,374 for the three months ended January 31, 2005 to $303,453. This decrease reflects efforts to reduce general and administrative expenses, combined with substantial transaction costs incurred in the three month period ended January 31, 2005.

Research & Development Expenditure

Research and development activity remains strong with no significant change between periods. During the three months ended January 31, 2006, we spent $321,461 on research and development compared to $322,747 during the three month period ended January 31, 2005.

Net Income (Loss)

Net loss for the three months ended January 31, 2006 was $304,986 as compared to a net loss of $912,620 for the three months ended January 31, 2005. The difference is caused mainly by (i) one time legal and other professional costs associated with finance raising activities during the second and third quarters of our 2005 fiscal year, (ii) a general tightening of the company's overhead costs and (iii) increased revenues.

Six Months Ended January 31, 2006 compared to Six Months Ended January 31, 2005

Revenues

During the six months ended January 31, 2006 we had sales of $766,432. During the six months ended January 31, 2005, we had sales of $559,902. This increase represents a generally higher level of billable development activity in the current period compared to the same period in the previous year.

Depreciation Expenses

Depreciation expenses for the six months ended January 31, 2006 increased to $16,186 from $9,543 for the six months ended January 31, 2005.

General & Administrative Expenses

General and administrative expenses for the six months ended January 31, 2006 decreased from $874,645 for the six months ended January 31, 2005 to $561,534. This change reflects efforts to reduce to general and administrative expenses, combined with substantial transaction costs incurred during the six month period ended January 31, 2005 in connection with financing activities.

Research & Development Expenditure

Research and development activity remains strong with no significant change between periods. During the six months ended January 31, 2006 we spent $586,670 on research and development compared to $607,738 in the six month period ended January 31, 2005.

Net Income (Loss)

Net loss for the six months ended January 31, 2006 was $586,226 as compared to a net loss of $1,049,641 for the six months ended January 31, 2005. This decrease is caused mainly by (i) legal and other professional costs associated with finance raising activities during the second and third quarters of our 2005 fiscal year, (ii) a general tightening of the company's overhead costs and (iii) increased revenues.

Liquidity and Capital Resources

The Company's primary needs for liquidity and capital resources are for the funding of salaries, administrative expenses and research and development activities. At January 31, 2006, the Company had a cash balance of $82,683 and current liabilities of $1,337,527. The Company's cash balances at January 31, 2006 are not sufficient to support operations for the next twelve months and it will therefore be necessary for the Company to continue to seek additional financing in the form of equity and debt, further grants from the UK government and income from development contracts with new and existing commercial partners. As explained in Note 8 to the Unaudited Condensed Consolidated Financial Statements (set out in Item 1 above) and further explained in the section below entitled "Recent Financings", the Company has been active, and continues to be active, is seeking to secure new sources of financing.

Critical Accounting Policies

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD UK Limited ("IVMD") and Jopejo Limited ("Jopejo"), both UK companies. The assets and liabilities of our foreign subsidiaries have been translated from British pounds into US dollars at the exchange rate in effect at January31, 2006 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

Basis of presentation

Our research and development is conducted in Inverness, Scotland through our subsidiaries: IVMD UK Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters. We plan to continue to raise capital through stock sales and debt issuances to fund our development. In addition, we expect to obtain additional capital from UK government grants that are designed to support employment and enterprise and from commercial partners who contribute towards certain development projects. In the future, we expect our primary revenue to consist of royalties received from commercial partners in connection with the commercial exploitation of our products. However, there can be no assurance that our products will be introduced to, or accepted by, the commercial marketplace.

Inherent in our development-stage enterprise are various risks and uncertainties, including our limited operating history, historical operating losses, dependence upon strategic alliances, and market acceptance of the Hall Effect technology. Our ability to generate revenues from royalties will be dependent upon our ability to enter into licenses, joint ventures or distribution agreements with established businesses with existing sales and marketing structures. Our future success will be dependent upon our ability to develop and provide new medical devices that meet the changing needs of the marketplace, including the effective use of the Hall Effect technology, to continue to enhance our current products under development, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

We have incurred losses (principally represented by research and development expenditures) since inception and we have anet capital deficit at January 31, 2006 of $3,479,498. We also had substantial net current liabilities at January 31, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. As explained above, in 2004, we merged with a publicly traded shell company. As a result, we obtained limited access to the capital markets via a listing on the Nasdaq Over the Counter Bulletin Board (OTCBB). We have raised limited amounts of capital by virtue of our OTCBB listing. However, we need to continue to raise capital through public or private stock offerings in order to finance our development activities and ultimately, to achieve profitability. However, there is no assurance that we will be successful in our efforts to raise capital or to become a profitable company. As explained above, while there can be no assurance, we currently expect that by the last quarter of 2006 ongoing royalty income will start to flow from our first product to enter the market.

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

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin No. 104 "Revenue Recognition in Financial Statements" (SAB 104). Arrangements with multiple elements are accounted for in accordance with Emerging Issues Task Force Issue No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. We consider this methodology to be the most appropriate for our business model and current revenue streams.

Currently our only revenue streams relate to research and development contracts under which we enter into collaborative agreements with medical technology companies where the other party generally receives exclusive marketing and distribution rights for certain products for set time periods and set geographic areas. The terms of the collaborative agreements typically include funding of certain research and development efforts and royalties on product sales.

Revenue from research funding is recognized when the services are performed and is typically based on the fully burdened cost of a researcher working on a collaboration plus reimbursement of other costs incurred.

Currently we receive revenue mainly from contracts which we enter into with commercial partners who work with us to develop new products which employ our core technology. This revenue is generally in the form of contribution towards development costs that we incur and is accounted for in accordance with the underlying contracts. In the future we anticipate the nature of our principle revenues changing from contribution towards development expenditure to royalty income from developed products, this change will not take place until products that are currently in development have been completed and are taken to market. Whilst there can be no assurance we currently expect our first royalty income to commence in the last quarter of 2006.

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

Current Status of September 2005 Financing

Subsequent to the completion of the Standby Equity Distribution Agreement and the sale of the 18% secured convertible debentures pursuant to the Securities Purchase Agreement in September 2005, the Company prepared and filed a registration statement on Form SB-2 (File No. 333-128321) with the Securities and Exchange Commission for the purpose of registering the securities underlying such financing transactions. In connection therewith, the Company has received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, the Company may not register the securities sold in the financing transactions. On March 6, 2006, we withdrew the registration statement on Form SB-2 (File No. 333-128321) by filing a Form R-W with the Commission. As a result, the Company has not been able to draw down any further amounts under the Debenture and is in discussions with the various potential investors regarding raising alternative financing. No assurance can be given as to when, or if, these possible alternative financings will be completed. In the meanwhile, because of the failure to complete the entire financing transaction contemplated in the September 2005 financing, the Company has been unable to pay interest and principal payments on the debentures drawn down under this financing.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of January 31, 2006 or as of the date of this report.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument this is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatorily redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatorily redeemable financial instruments are subject to SFAS No. 150 for the first period beginning after December 15, 2003. Adoption of SFAS No. 150 will require us to report any cumulative redeemable preferred stock and any cumulative Class C redeemable preferred stock outstanding at the time of adoption as a liability.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As explained under "Recent Financings" above, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing (also described above). As of January 31, 2006 the arrears of due but unpaid interest was $37,565. No principal repayment was due at January 31, 2006. As of March 14, 2006 the arrears of due but unpaid interest amounted to $50,547 and principal repayment arrears amounted to $173,600.

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

March 17, 2006



By:   /s/ John Fuller
      --------------------------------
      John Fuller
      Chief Executive Officer

      /s/ Martin E. Thorp
      --------------------------------
      Martin E. Thorp
      Chief Financial Officer