Form 10QSB
period 2006-04-30
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2006-06-19
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended April 30, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to _____

                        Commission File Number: 000-49972

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
             (Exact name of registrant as specified in its charter)


               Colorado                                       84-1579760
     -------------------------------                     -----------------
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                    Identification No.)


The Green House, Beechwood Business Park North,
              Inverness, Scotland                            IV2 3BL
-------------------------------------------------           ----------
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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 16, 2006, the registrant had 81,520,130 shares of common stock issued, 25,685,000 shares of common stock held in escrow which are deemed as issued but not outstanding, and 55,835,130 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                      INDEX

                                                                          Page
                                                                       ---------
PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                         F-1- F-18

Item 2.  Management's Discussion and Analysis or Plan of Operations.        3

Item 3.  Controls and Procedures                                           10

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                10

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds        10

Item 3.  Defaults Upon Senior Securities                                   10

Item 4.  Submission of Matters to a Vote of Security Holders.              10

Item 5.  Other Information                                                 10

Item 6.  Exhibits.                                                         10

Signatures.                                                                11

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

PART I - FINANCIAL INFORMATION
ITEM I FINANCIAL STATEMENTS

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A Development Stage Company)

                                                                                          Page
                                                                                       ----------
Unaudited Condensed Consolidated Balance Sheet as of April 30, 2006                        F-2

Unaudited Condensed Consolidated Statements of Operations for the nine and three months ended April 30, 2006 and 2005 and for the period
    from March 26, 1997 (Inception) through April 30, 2006                                 F-3

Unaudited Condensed Consolidated Statements of Accumulated Other Comprehensive
    Loss for the nine months ended April 30, 2006 and 2005 and for the period
    from March 26, 1997 (Inception) through April 30, 2006                                 F-4

Unaudited Condensed Statement of Changes in Shareholders' Deficit for the nine months
    ended April 30, 2006                                                                   F-5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2006 and 2005 and for the period
    from March 26, 1997 (Inception) through April 30, 2006                                 F-6

Notes to the Unaudited Condensed Consolidated Financial Statements                         F-8

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A Development Stage Company)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 April 30, 2006
                                  (Unaudited)

                                   ASSETS
Current assets:
     Cash                                                                          $   101,412
     Accounts receivable                                                                89,540
     Prepaid expenses and other                                                              -
     Deferred debt issue costs                                                          83,982
                                                                                   -----------
         Total current assets                                                          274,934

Property and equipment, net (Note 3)                                                     9,468
Intangible assets:
     Patent costs                                                                       74,545
                                                                                   -----------
                                                                                   $   358,947
                                                                                   ===========

                   LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
     Accounts payable                                                              $   673,382
     Accrued liabilities                                                               967,668
     Notes payable, related party (net of discount) (Note 2)                         1,762,399
     Indebtedness to related party (Note 2)                                             19,617
                                                                                   -----------
         Total current liabilities                                                   3,423,066

Long term debt:
     Secured convertible debenture (Note 8)                                            856,500
                                                                                   -----------
         Total  Liabilities                                                          4,279,566
                                                                                   -----------

Shareholders' deficit:
     Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference $8 million) Series A Preferred stock, 34,343,662 shares issued and
         outstanding (Note 4)                                                           34,344
     Common stock, $001 par value, 500,000,000 shares authorized
         80,700,123 shares issued, 25,685,000 held in escrow, and
         55,015,123 shares outstanding                                                  80,700
     Additional paid-in capital                                                      7,627,703
     Stock issued as security for convertible debenture (Note 8)                    (3,339,050)
     Deficit accumulated during the development stage                               (7,798,862)
     Accumulated other comprehensive loss, net of tax                                 (525,454)
                                                                                   -----------
         Total shareholders' deficit                                                (3,920,619)
                                                                                   -----------
                                                                                   $   358,947
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


                       IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)


                                                                                                                    March 26, 1997
                                                             Nine Months Ended               Three Months Ended       (Inception)
                                                                 April 30,                        April 30,             Through
                                                      ------------------------------    ---------------------------    April 30,
                                                          2006            2005               2006           2005          2006
                                                      -------------   --------------    -------------  ------------  -------------

Net sales                                             $   1,077,451   $      911,104    $     311,019  $    351,202  $   3,378,128
                                                      -------------   --------------    -------------  ------------  -------------

Operating expenses:
     Cost of sales                                                -            4,617                -            38        242,097
     Research and development                               901,416          823,329          314,746       300,000      3,800,298
     Depreciation and amortization                           24,075           15,771            7,889         6,228        161,505
     General and administrative:
        Stock based compensation:
              Stock options expense                          15,563                -            3,821             -         68,261
              Consulting expense                            255,000          567,560                -             -        781,779
        Non stock based general and administrative          434,091        1,090,735          139,299       394,247      6,280,305
                                                      -------------   --------------    -------------  ------------  -------------
        Total operating expenses                          1,630,145        2,502,012          465,755       700,513     11,334,245
                                                      -------------   --------------    -------------  ------------  -------------

        Loss from operations                               (552,694)      (1,590,908)        (154,736)     (349,311)    (7,956,117)

Non operating income (expense):
     UK government grants (Note 1)                           94,458                -                -             -        289,354
     Gain (loss) on foreign exchange                         18,426          (17,000)          10,224             -       (111,689)
     Amortized debt issue costs                            (219,301)               -          (65,121)            -       (219,301)
     Gain from debt extinguishment                                -                -                -             -        662,610
     Interest expense                                      (233,177)        (116,038)         (96,429)      (38,679)      (463,719)
                                                      -------------   --------------    -------------  ------------  -------------
        Net loss before income taxes                       (892,288)      (1,723,946)        (306,062)     (387,990)    (7,798,862)
                                                      -------------   --------------    -------------  ------------  -------------

Provision (benefit) for income taxes (Note 6)                     -                -                -             -              -
                                                      -------------   --------------    -------------  ------------  -------------
        Net loss                                      $    (892,288)  $   (1,723,946)   $    (306,062) $   (387,990) $  (7,798,862)
                                                      =============   ==============    =============  ============  =============

Basic and diluted loss per share                      $     (0.0163)  $      (0.0338)   $     (0.0056) $    (0.0075)
                                                      =============   ==============    =============  ============
Weighted average common shares outstanding               54,638,212       50,991,236       55,015,123    51,627,332
                                                      =============   ==============    =============  ============

     See accompanying notes to condensed consolidated financial statements.

                       IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A Development Stage Company)
          CONDENSED CONSOLIDATED STATEMENTS OF OTHER COMPREHENSIVE LOSS
                                   (Unaudited)



                                                                                          March 26, 1997
                                                             Nine Months Ended             (Inception)
                                                                  April 30,                  Through
                                                      -------------------------------      January 31,
                                                          2006             2005               2006
                                                      --------------   --------------   --------------

Net loss                                              $     (892,288)  $   (1,723,946)  $   (7,798,862)
                                                      --------------   --------------   --------------

Other comprehensive loss:
     Foreign currency translation adjustment                (155,962)        (149,496)        (525,454)
                                                      --------------   --------------   --------------
         Net loss                                     $   (1,048,250)  $   (1,873,442)  $   (8,324,316)
                                                      ==============   ==============   ==============

     See accompanying notes to condensed consolidated financial statements.

                       IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A Development Stage Company)
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' DEFICIT
                                   (Unaudited)




                                                           Preferred Stock Outstanding                                Common Stock
                                                      Series A                    Series B                Shares         Shares
                                               Shares       Par Value       Shares       Par Value        Issued      Outstanding
                                              ---------     ---------    ----------     -----------     ----------   ------------
Balance July 31, 2005                        33,042,484        33,043       863,844             864     54,261,301      54,261,301

Conversion of Preferred Stock into
 Debentures                                          --            --      (863,844)           (864)            --              --
 (Note 4) (Unaudited)
Conversion of common stock into
 preferred stock (Unaudited)                  1,301,301         1,301            --              --     (1,301,178)     (1,301,178)
Shares issued as security for
 convertible debentures
  (Note 8) (Unaudited)                               --            --            --              --     25,685,000              --
Stock issued for services
 (Unaudited)                                         --            --            --              --      1,583,000       1,583,000
Stock issued for interest
 (Unaudited)                                         --            --            --              --        472,000         472,000
Foreign currency translation
 adjustment (Unaudited)                              --            --            --              --             --              --
Net loss (Unaudited)                                 --            --            --              --             --              --
                                             ----------     ---------    ----------     -----------    -----------    ------------
Balance January 31, 2006
 (Unaudited)                                 34,334,344            --    $       --              --     80,700,123      55,015,123
                                             ==========     =========    ==========     ===========    ===========    ============
Less escrowed shares
 (issued but not outstanding)                        --            --            --              --             --              --





                                                                         Deficit
                                                                       Accumulated    Accumulated
                                                        Additional        During          Other
                                                         paid-in       Development    Comprehensive
                                          Par Value      capital          Stage            Loss           Total
                                         -----------   -------------  -------------  ---------------  ------------
Balance July 31, 2005                    $    54,261   $   4,419,204  $  (6,906,574) $     (369,492)    (2,768,694)

Conversion of Preferred Stock into
 Debentures                                       --        (555,636)            --              --       (556,500)
 (Note 4) (Unaudited)
Conversion of common stock into
 preferred stock (Unaudited)                  (1,301)             --             --              --             --
Shares issued as security for
 convertible debentures
  (Note 8) (Unaudited)                        25,685       3,313,365             --              --      3,339,050
Stock issued for services
 (Unaudited)                                   1,583         389,882             --              --        391,465
Stock issued for interest
 (Unaudited)                                     472          60,888             --              --         61,360
Foreign currency translation
 adjustment (Unaudited)                           --              --             --        (155,962)      (155,962)
Net loss (Unaudited)                              --              --       (892,288)             --       (892,288)
                                         -----------   -------------  -------------  ---------------  ------------
Balance January 31, 2006
 (Unaudited)                             $    80,700   $   7,627,703  $  (7,798,862) $     (525,454)      (581,569)
                                         ===========   =============  =============  ===============  ============
Less escrowed shares
 (issued but not outstanding)                     --              --             --             --    $ (3,339,050)
                                                                                                      ------------
                                                                                                      $ (3,920,619)
                                                                                                      ============

     See accompanying notes to condensed consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                          (A Development Stage Company)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                                          March 26, 1997
                                                                             Nine Months Ended             (Inception)
                                                                                 April 30,                   Through
                                                                      ---------------------------------     April 30,
                                                                           2006             2005              2006
                                                                      ---------------  ----------------  --------------
Cash flows from operating activities:
     Net loss                                                         $     (892,288)  $    (1,723,946)  $   (7,798,862)
     Adjustments to reconcile net loss to net cash
        used by operating activities:
           Depreciation and amortization                                      24,075            15,771          159,173
           Imputed interest                                                   26,046            96,995          170,428
           Stock issued for interest expense                                  61,360                 -          147,520
           Stock issued for services                                         391,465           567,560          970,941
           Gain (Loss) on debt forgiveness                                         -                 -         (662,610)
           Changes in working capital items:
             Receivables                                                     (62,280)          246,747         (115,719)
             Prepaid expenses and other current assets                        66,419                 -           19,676
             Deferred debt issue costs                                       (84,092)                -          (84,092)
             Accounts payable                                                (28,958)         (201,180)         683,751
             Accrued expenses                                                411,233                 -          961,915
             Accounts payable (related party)                                  1,330                 -          (55,182)
             Other                                                          (163,934)                -          (94,114)

                                                                      ---------------  ----------------  ---------------
                 Net cash used in operating activities.                     (249,624)         (998,053)      (5,697,175)

Cash flows from investing activities:
     Acquisition of patents                                                  (11,620)                -          (72,359)
     Capital expenditures                                                     (3,481)          (50,800)        (154,689)
                                                                      ---------------  ----------------  ---------------
                 Net cash used in investing activities                       (15,101)          (50,800)        (227,048)

Cash flows from financing activities:
     Proceeds from bridge financing                                                -           559,746        4,378,963
     Repaymnent of advances from affiliates                                        -                 -         (728,426)
     Advances from related parties                                                 -            58,201           83,050
     Proceeds from issuance of preferred stock                                     -           303,500          813,930
     Discount on notes payable                                                50,913                 -          195,295
     Proceeds from debenture issue                                           300,000                            300,000
     Cash proceeds from debt issuance                                              -           250,000          962,495
                                                                      ---------------  ----------------  ---------------
                 Net cash provided by financing activities                   350,913         1,171,447        6,005,307

     Effect of exchange rate on changes in cash                               13,209             1,679           20,328
                                                                      ---------------  ----------------  ---------------


                 Net change in cash                                           99,397           124,273          101,412

Cash, beginning of year                                                        2,015            46,191                -
                                                                      ---------------  ----------------  ---------------



Cash, end of period                                                   $      101,412   $       170,464   $      101,412
                                                                      ===============  ================  ===============

Non-cash financing activities
     Conversion of notes payable to common stock                      $            -   $             -   $      700,000
     Conversion of preferred stock into debentures                           556,500                 -          556,500


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

Basis of presentation

Our research and development is conducted in Inverness, Scotland through our subsidiaries: IVMD UK Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research, technical development and commercialization (being made market ready) and administrative matters. We plan to continue to raise capital through stock sales and debt issuances to fund our development. In addition, we obtain cash from UK government grants that are designed to support employment and enterprise and from commercial partners who contribute towards certain development projects. In due course, we expect our primary revenue to consist of royalties received from commercial partners in respect of the commercial exploitation of our products, once developed and successfully taken to market.

Inherent in our development-stage enterprise are various risks and uncertainties, including our limited operating history, historical operating losses, dependence upon strategic alliances, and market acceptance of the Hall Effect technology. We have completed the technical development of our product (a Prothrombin measurement device) which is presently in the final stages of commercialization, prior to being marketed by our commercial partners, who are contracted to distribute the product, for which we will receive royalty income. We anticipate royalty income from this product commencing towards the end of calendar 2006. Our ability to generate revenues from royalties of future products will be dependent upon our ability to enter into licenses, joint ventures or distribution agreements with established businesses with existing sales and marketing structures similar to the arrangement that is in place for the Prothrombin device. Our future success will be dependent upon our ability to develop and provide new medical devices that meet customers changing requirements, including the effective use of the Hall Effect technology, to continue to enhance our current products under development, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


In common with most development stage entities we have incurred losses (principally represented by research and development expenditures) since inception and we have an inevitable net capital deficit at April 30, 2006. We also had substantial net current liabilities at April 30, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. As explained above, in 2004, we merged with a public shell company. This merger provides us with limited access to the capital markets via the OTCBB. During fiscal years 2004 and 2005 and subsequently, we raised limited amounts of capital by virtue of our OTCBB quote; we need to continue to raise capital through public or private stock offerings to finance our development activities and ultimately, to achieve profitability. However, there is no assurance that we will be successful in our efforts to raise capital or to become a profitable company.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at April 30, 2006.

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

No impairment charges were recognized during each of the nine month periods ended April 30, 2006 and April 30, 2005.

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

Financial Instruments and Concentration of Credit Risk

At April 30, 2006, the fair value of our financial instruments approximate their carrying value based on their terms and interest rates. All of our trade receivables were from one customer as of April 30, 2005.

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

Research and Development Costs

Research and development costs are expensed as incurred. During the year ended July 31, 2005 we reexamined the method used to calculate the proportion of our overheads that related to research and development and have refined the basis to provide a more accurate reflection of those costs, this method was used in estimating research and development expenditure in the nine month period ended April 30, 2006. Naturally this involves estimates, but we believe that the method which we have used fairly reflects the volume of research and development activity of the Group. For comparative purposes, the Financial Statements include comparative 2005 data for research and development which has been calculated using the same methods of estimation as have been employed for the 2006 financial statements. This reclassification does not impact the overall 2005 financial statements.

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

At April 30, 2006, there was no variance between basic and diluted loss per share as the securities in our capital structure are antidilutive.

Note 2:  Related Party Transactions

As of April 30, 2006, $19,617 was due to related parties. There were no significant financial transactions with related parties during the nine month periods ended April 30, 2006 or 2005.

In July 2004, Westek agreed to release us from $2,030,298 of previously accumulated advances in exchange for a noninterest-bearing promissory note totalling $1,800,000. We reflected a capital contribution totalling $2,030,298 in our financial statements at that time. The promissory note is payable in full by September 30, 2006. Under the terms of the note, we are obligated to make repayments of the principle amount earlier that September 30, 2006 out of any equity or equity type financings made before that date by applying an agreed percentage of the aggregate net proceeds from any such equity or equity-type financings. The agreed percentage is 56% of any net proceeds which exceed $2,000,000 (up to $3,000,000) and 25% of all net proceeds in excess of $3,000,000. As of April 30, 2006, we are indebted to Westek in the amount of $1,762,399, net of discount of $37,601.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


Note 3:  Property and Equipment

Major classes of property and equipment as of April 30, 2006 are listed below:

Furniture and fixtures.....................................   $        16,523
Office equipment...........................................            89,814
Plant and equipment........................................            20,939
                                                              ---------------
                                                                      127,276
Less: accumulated depreciation.............................           117,808
                                                              ---------------
                                                              $         9,468
                                                              ===============


Depreciation expense was $24,075 and $15,771 for the nine month periods ended April 30, 2006 and 2005, respectively.

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

The aggregate of arrearages in cumulative preferred dividends on the Series A Preferred Shares through April 30, 2006, are $27,192.

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

Note 5:  Common Stock

We are authorized to issue 500,000,000 shares of common stock. Prior to the merger discussed in Note 7, we valued the shares of common stock based on the value of the services. After the merger, we valued the shares of common stock based on the quoted market price of the stock. No units of common stock were issued during the three month periods ended April 30, 2006. In the nine month period ended April 30, 2006 we issued 1,583,000 units of common stock in exchange for services; and we issued 472,000 units of common stock in exchange for interest. In the nine month period ended April 30, 2005 we issued 60,096 units of common stock to the arrangers of bridge finance for services and 794,550 in exchange for services provided.

Note 6:  Stock Options

Stock Options - Employees

During May 2004, the Company granted 9,659,000 common stock options to two officers with an exercise price of $1.00 per share. The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $1.00 per share based on estimates made by the directors at that time. 3,219,666 options vest on May 26, 2006, an additional 3,219,666 options vest on May 26, 2007, and the final 3,219,668 options vest on May 26, 2008. The intrinsic value of these options was $.-0- (i.e. the exercise or strike price exceeds the market price).

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

On June 1, 2005, the Company issued 400,000 options to its employees under the plan, with an exercise price of $0.55 per share. The market price on June 1, 2005 was also $0.55 per share. These options were determined to have an intrinsic value of $-0- (i.e. the exercise or strike price exceeds the market value)

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements


On January 1, 2006 the Company issued 365,000 options to its employees under the plan, with an exercise price of $0.04 per share, which was the market price on that day. These options were determined to have an intrinsic value of $ -0-.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

For options issued in May 2004:

       Risk-free interest rate..............................          2.25
       Dividend yield.......................................          0.00%
       Volatility factor....................................          0.00%
       Weighted average expected life.......................        5.years



For options issued in June 2005:

       Risk-free interest rate...............................         4.35%
       Dividend yield........................................         0.00%
       Volatility factor.....................................        55.10%
       Weighted average expected life........................       5.years



For options issued in January 2006:

       Risk-free interest rate...............................         4.25%
       Dividend yield........................................         0.00%
       Volatility factor.....................................        50.00%
       Weighted average expected life........................       5.years


The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. The pro forma net loss and pro forma basic and diluted loss per common share using the assumptions noted above for the nine month periods ended April 30, 2006 and 2005 is as follows:

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements

                                                               For the 9 month period ended
                                                                         April 30,
                                                            -----------------------------------
                                                                  2006              2005
                                                            ----------------- -----------------

Net loss, as reported.............................          $       (892,288) $     (1,723,946)
                                                            ================= =================

Pro forma net loss................................          $       (892,288) $     (1,723,946)
                                                            ================= =================

Basic and diluted net loss per common
   share, as reported.............................                    -0.016            -0.338
                                                            ================= =================

Pro forma basic and diluted net loss
   per common share...............................                    -0.016            -0.338
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

The fair value for the warrants granted during the year ended July 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

       Risk-free interest rate.......................   4.35%
       Dividend yield................................   0.00%
       Volatility factor.............................  55.10%
       Weighted average expected life................ 5 years


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

The fair value of the warrants issued on January 31, 2006 was estimated, at the date of the grant, using the Black-Scholes option pricing model with the following assumptions:

       Risk-free interest rate......................   4.25%
       Dividend yield...............................   0.00%
       Volatility factor............................  50.00%
       Weighted average expected life............... 5 years

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

The fair value for the warrants granted during the year ended July 31, 2005 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

           Risk-free interest rate...........................      4.35%
           Dividend yield....................................      0.00%
           Volatility factor.................................     55.10%
           Weighted average expected life....................    3.years


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

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

          Risk-free interest rate............................      4.18%
          Dividend yield.....................................      0.00%
          Volatility factor..................................     88.40%
          Weighted average expected life.....................    3.years



The following schedule summarizes the changes in the Company's outstanding stock awards:

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements

                                                  Options Outstanding              Weighted Average
                                       ------------------------------------------   Exercise Price
                                            Number of          Exercise Price          Per Share
                                              Shares              Per Share
                                       ---------------------   ------------------
Balance at July 31, 2005                          10,370,769   $  0.55 to $  1.50  $            0.94
   Awards granted....................                350,000   $            0.001  $           0.001
   Awards granted....................                715,000   $               04  $            0.04
   Awards exercised..................                      -                       $               -
   Awards cancelled/expired..........                      -                       $               -
                                       ---------------------                       -----------------

Balance at April 30, 2006............             11,435,769   $ 0.001.to.$  1.50  $            0.85
                                       =====================                       =================


Note 7:  Income Taxes


A reconciliation of U.K. statutory income tax rate to the effective rate follows for the nine month periods ended April 30, 2005 and 2006:

                                                                 Nine Month Period ended
                                                                        April 30,
                                                         -------------------------------------
                                                               2006                2005
                                                         -----------------   -----------------
U.K. statutory federal rate.............................            30.00%              30.00%
Net operating loss for which no tax
        benefit is currently available..................           -30.00%             -30.00%
                                                         -----------------   -----------------
                                                                     0.00%               0.00%
                                                         =================   =================

At April 30, 2006, deferred U. K. income taxes were $-0-. U.K. pretax losses were approximately $400,000 and $300,000, respectively, for the nine month periods ended April 30, 2005 and 2006.

At April 30, 2006 and April 30, 2005, we had net operating tax losses available for carryfoward and offset against future taxable profits arising in the UK of approximately $5.0 million and $4.5 million respectively.

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


Note 9: Defaults Upon Senior Securities

As explained above, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing (also describe above). As of April 30, 2006, the arrears of due but unpaid interest was $63,750 and the arrears of unpaid but due principal were $173,600.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
       Notes to the Unaudited Condensed Consolidated Financial Statements



Note 11: Subsequent Events

Royalty Participation Agreement

On May 5, 2006, In Veritas Medical Diagnostics, Inc. ("In Veritas" or the "Company") completed the sale of a percentage of future royalties pursuant to a Royalty Participation Agreement (the "Agreement") with The Rubin Family Irrevocable Stock Trust (the "Investor").

The royalties to be paid pursuant to the Agreement are derived from a license agreement with Inverness Medical Innovations, Inc. (the "IMI Agreement") pursuant to which the Company will receive royalties from the sale of a Prothrombin blood clotting measuring device (the "IMI Royalties).

Pursuant to the Agreement, the Company received a sum of $250,000 in exchange for 5.56% of the future IMI Royalties received by the Company, subject to the terms and conditions set forth in the Agreement (the "Royalty Payments"). The Royalty Payments shall be paid to the Investor within 15 days of the end of the month in which the Company receives future IMI Royalties. The Company shall have the option to terminate the Agreement at any time, without penalty, by making a lump sum payment to the Investor equal to 300% of the funds received from the Investor pursuant to the Agreement, less an amount equal to the difference between (x) the Royalty Payments made to and received by the Investor and (y) $250,000.

Resignation of an Officer

Effective May 9, 2006, Brian Cameron resigned as a member of the Board of Directors and as Chief Operating Officer of In Veritas Medical Diagnostics, Inc. There was no disagreement between Mr. Cameron and the Company which led to his resignation. Under the terms of his contract Mr. Cameron was entitled to receive the sum of (pound)75,000 ($137,000) which is being paid to him over a six month period. This payment is being treated as a post period end event, since the effective date of his resignation was subsequent to the date of the financial statements, and the entire termination payment will be expensed in the quarter ended July 30, 2007.

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

Overview

In Veritas Medical Diagnostics, Inc. (formerly In Vivo Medical Diagnostics, Inc. and Sports Information and Publishing Corp.) and its subsidiaries (the "Company" or "the Group") is a development-stage enterprise that is engaged in the development of lateral applications of novel measurement techniques in medical devices with `near-patient' (i.e. point of care) testing applications. We are developing medical diagnostic products for personal and professional use. Several of the products for which we are developing practical applications are based on technology that utilizes the Hall Effect, a physical phenomenon that measures the electrical activity as it relates to magnetic fields, which was discovered more than a hundred years ago. We are also developing products that utilize novel signal processing for the late-term pregnancy market.

Our business model entails (i) researching and developing product applications and (ii) the design, engineering and testing of the final product prior to market launch, usually in partnership with a marketing partner that has a track record in marketing and distribution, prior to market launch. Revenue streams include consulting and development fees during the development and commercialization stages of the product lifecycle, also supported by UK government grants (which represent the dual sources of income from inception to today) followed, in future, by royalty income receivable out of the sales revenues generated on the sale of the final product by our commercial partner, which we anticipate will become the most substantial revenue source as the Group becomes established.

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

o a low cost, sensitive immunoassay system that can be applied to any type of marker eg cardiac disease, HIV and Drugs of Abuse

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

Several product applications are at advanced stages of market readiness and the first product to use our technology, a Prothrombin measurement device, was launched into the market in the second quarter of our 2006 fiscal year and is expected to begin generating a royalty revenue stream for the Company. However, the amount and timing of any projected royalties is dependent upon the performance of our marketing partner, Inverness Medical Innovations, and there can be no assurances that any royalties will materialize.


Results of Operations

Three Months Ended April 30, 2006 compared to Three Months April 30, 2005

Revenues

During the three months ended April 30, 2006, we had sales of $311,019. During the three months ended April 30, 2005, we had sales of $351,202. Our revenues consisted primarily of income received under development contracts with commercial partners.

Depreciation Expenses

Depreciation expenses for the three months ended April 30, 2006 increased to $7,889 from $6,228 for the three months ended April 30, 2005.

General & Administrative Expenses

General and administrative expenses for the three months ended April 30, 2006 decreased from $394,247 for the three months ended April 30, 2005 to $139,299. This decrease reflects efforts to reduce general and administrative expenses, combined with substantial transaction costs incurred in 2005.

Research & Development Expenditure

Research and development activity remains strong with no significant change between periods. During the three months ended April 30, 2006, we spent $314,746 on research and development compared to $300,000 during the three month period ended April 30, 2005.

Net Income (Loss)

Net loss for the three months ended April 30, 2006 was $306,062 as compared to a net loss of $387,990 for the three months ended April 30, 2005. The difference is caused mainly by (i) one time legal and other professional costs associated with finance raising activities during the second and third quarters of our 2005 fiscal year and (ii) a general tightening of the company's overhead costs , offset by slightly lower revenues and larger interest and debt arrangement cost in 2006.

Nine Months Ended April 30, 2006 compared to Nine Months Ended April 30, 2005

Revenues

During the nine months ended April 30, 2006 we had sales of $1,077,451. During the nine months ended April 30, 2005, we had sales of $911,104. This increase represents a generally higher level of billable development activity in the current period compared to the same period in the previous year. Our revenues consisted primarily of income received under development contracts with commercial partners.

Depreciation Expenses

Depreciation expenses for the nine months ended April 30, 2006 increased to $24,075 from $15,771 for the nine months ended April 30, 2005.

General & Administrative Expenses

General and administrative expenses for the nine months ended April 30, 2006 decreased from $1,090,735 for the nine months ended April 30, 2005 to $434,091. This change reflects efforts to reduce to general and administrative expenses, combined with substantial transaction costs incurred during the nine month period ended April 30, 2005 in connection with financing activities.

Research & Development Expenditure

Research and development activity remains strong with no significant change between periods. During the nine months ended April 30, 2006 we spent $901,416 on research and development compared to $823,329 in the nine month period ended April 30, 2005.

Net Income (Loss)

Net loss for the nine months ended April 30, 2006 was $892,288 as compared to a net loss of $1,723,946 for the nine months ended April 30, 2005. This decrease is caused mainly by (i) legal and other professional costs associated with finance raising activities during the second and third quarters of our 2005 fiscal year, (ii) a general tightening of the company's overhead costs during 2006 and (iii) increased revenues in 2006 over 2005.

Liquidity and Capital Resources

We have limited assets and limited revenues. At April 30, 2006, we had an accumulated deficit from inception of $7,798,862. As a result, our auditors, in their report on our financial statement for the fiscal year ended July 31, 2005, have expressed substantial doubt about our ability to continue as a going concern.

The Company's primary needs for liquidity and capital resources are for the funding of salaries, administrative expenses and research and development activities. At April 30, 2006, the Group had a cash balance of $101,412 and current liabilities of $3,423,066. The Company's cash balances at April 30, 2006 are not sufficient to support operations for the next twelve months and it will therefore be necessary for the Company to continue to seek additional financing in the form of equity and debt, further grants from the UK government and income from development contracts with new and existing commercial partners. As explained in Note 8 to the Unaudited Condensed Consolidated Financial Statements (set out in Item 1 above) and further explained in the section below entitled "Recent Financings", the Company has been active, and continues to be active, is seeking to secure new sources of financing.

Critical Accounting Policies

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD UK Limited ("IVMD") and Jopejo Limited ("Jopejo"), both UK companies. The assets and liabilities of our foreign subsidiaries have been translated from British pounds into US dollars at the exchange rate in effect at April 30, 2006 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

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

Inherent in our development-stage enterprise are various risks and uncertainties, including our limited operating history, historical operating losses, dependence upon strategic alliances, and market acceptance of our patented core technologies. Our ability to generate revenues from royalties will be dependent upon our ability to enter into licenses, joint ventures or distribution agreements with established businesses with existing sales and marketing structures. Our future success will be dependent upon our ability to develop and provide new medical devices that meet the changing needs of the marketplace, including the effective use of our patented core technologies, to continue to enhance our current products under development, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

We have incurred losses (principally represented by research and development expenditures) since inception and we have a net capital deficit at April 30, 2006 of $3,920,619. We also had substantial net current liabilities at April 30, 2006. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. As explained above, in 2004, we merged with a publicly traded shell company. As a result, we obtained limited access to the capital markets via a listing on the Nasdaq Over the Counter Bulletin Board (OTCBB). We have raised limited amounts of capital by virtue of our OTCBB listing. However, we need to continue to raise capital through public or private stock offerings in order to finance our development activities and ultimately, to achieve profitability. However, there is no assurance that we will be successful in our efforts to raise capital or to become a profitable company. As explained above, while there can be no assurance, we currently expect that by the last quarter of calendar 2006 ongoing royalty income will start to flow from our first product to enter the market.

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

Revenue from research funding is recognized when the services are performed and is typically based on the fully burdened cost of a researcher working on a collaboration plus reimbursement of other costs incurred

Currently we receive revenue mainly from contracts which we enter into with commercial partners who work with us to develop new products which employ our core technology. This revenue is generally in the form of contribution towards development costs that we incur and is accounted for in accordance with the underlying contracts. In the future we anticipate the nature of our principle revenues changing from contribution towards development expenditure to royalty income from developed products, this change will not take place until products that are currently in development have been completed and are taken to market. Whilst there can be no assurance we currently expect our first royalty income to commence in the last quarter of 2006.

Recent Financings

Royalty Participation Agreement

On May 5, 2006, In Veritas Medical Diagnostics, Inc. ("In Veritas" or the "Company") completed the sale of a percentage of future royalties pursuant to a Royalty Participation Agreement (the "Agreement") with The Rubin Family Irrevocable Stock Trust (the "Investor").

The royalties to be paid pursuant to the Agreement are derived from a license agreement with Inverness Medical Innovations, Inc. (the "IMI Agreement") pursuant to which the Company will receive royalties from the sale of a Prothrombin blood clotting measuring device (the "IMI Royalties).


Pursuant to the Agreement, the Company received a sum of $250,000 in exchange for 5.56% of the future IMI Royalties received by the Company, subject to the terms and conditions set forth in the Agreement (the "Royalty Payments"). The Royalty Payments shall be paid to the Investor within 15 days of the end of the month in which the Company receives future IMI Royalties.

The Company shall have the option to terminate the Agreement at any time, without penalty, by making a lump sum payment to the Investor equal to 300% of the funds received from the Investor pursuant to the Agreement, less an amount equal to the difference between (x) the Royalty Payments made to and received by the Investor and (y) $250,000.


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

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company is required to adopt SFAS 123R effective August 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes.

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


                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

As explained under "Recent Financings" above, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing (also described above). As of April 30, 2006 the arrears of due but unpaid interest was $63,750 and principal repayment arrears amounted to $173,600.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

Effective May 9, 2006, Brian Cameron resigned as a member of the Board of Directors and as Chief Operating Officer of In Veritas Medical Diagnostics, Inc. There was no disagreement between Mr. Cameron and the Company which led to his resignation.

ITEM 6. EXHIBITS

EXHIBITS



10.1 Royalty Participation Agreement (as incorporated by reference to Form 8-K filed with the Securities & Exchange Commission on May 11, 2006).

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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.

June 19, 2006



                       By:   /s/ John Fuller
                       ----------------------------
                       John Fuller
                       Chief Executive Officer

                       /s/ Martin E. Thorp
                       ----------------------------
                       Martin E. Thorp
                       Chief Financial Officer