Form 10KSB
period 2006-07-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2006-12-01
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL  REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
1934

                    For the fiscal year ended: July 31, 2006

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from _____ to ______

                        Commission File Number 000-49972

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                 (Name of small business issuer in its charter)


                   Colorado                    84-1579760
 -------------------------------------------------------------------------------
           (State of incorporation) (IRS Employer Identification No.)



     The Green House, Beechwood Business Park North,
                   Inverness, Scotland                         IV2 3BL
     -------------------------------------------------        ----------
        (Address of principal executive offices)              (Zip Code)

                 Issuer's telephone number: 011 44-1463-667-347

                                   Copies to:
                               Richard A. Friedman
                       Sichenzia Ross Friedman Ference LLP
                     1065 Avenue of the Americas, 21st Floor
                               New York, NY 10018

      Securities registered under Section 12 (b) of the Exchange Act: NONE

         Securities registered under Section 12 (g) of the Exchange Act:
                     Common Stock, par value $.001 per share
                    ----------------------------------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] -

State the issuer's revenues for the most recent fiscal year: $1,271,130

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of November 7, 2006: $2,006,426

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 58,178,467 shares of common stock, $.001 par value per share, as of November 7, 2006.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS
                                -----------------
                                                                            Page
                                                                            ----
            RECENT FINANCINGS

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

Recent Developments

Issuance of Secured Subordinated Convertible Notes to Triumph Small Cap Fund inc.

On November 29, 2006, the Company issued two secured subordinated convertible notes to Triumph Small Cap Fund Inc. ("Triumph") in an aggregate principal amount of $440,000. The first note, in a principal amount of $275,000, was issued in consideration of prior cash advances made to the Company by Triumph. The second note, in a principal amount of $165,000, was issued in exchange for a secured convertible note previously issued to Triumph. The notes bear interest at the rate of 8% per annum and mature on April 30, 2008. The notes are convertible, at Triumph's option, into shares of the Company's common stock at a conversion price of $0.05 per share, subject to a 9.99% conversion restriction.



Amendment to Westek Loan Agreement

On November 13, 2006, In Veritas Medical Diagnostics, Inc. and Westek Limited entered into an amendment (the "Amendment") to the Loan Agreement dated as of June, 2004 (the "Loan"). Pursuant to the Amendment, the maturity date of the Loan has been extended to March 31, 2008, and the Loan will bear interest at the rate of 10% beginning in October 2006. The Loan has an outstanding principal balance of $1,800,000. Graham Cooper, the Company's Chairman, President and Chief Executive Officer, is the principal stockholder of Westek Limited.

Termination, Settlement, and Forbearance Agreement

On October 19, 2006, the Company entered into a Termination, Settlement, and Forbearance Agreement effective as of October 16 (the "Settlement Agreement"), with Cornell Capital Partners LP ("Cornell") and Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell. The Settlement Agreement relates to a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell and a Securities Purchase Agreement (the "Purchase Agreement") with Montgomery entered into on September 7, 2005.

The Distribution Agreement with Cornell provided for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. In addition as part of the commitment fee arrangements the Company issued 472,000 shares of the Company's common stock to Cornell.

The Purchase Agreement with Montgomery provided for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share. As further security for its obligations under the Purchase Agreement and the Accredited Investor Purchase Agreement, the Company deposited into escrow 25,685,000 shares (the "Escrow Shares") of common stock. The Escrow Shares are deemed issued but not outstanding.

Subsequent to the completion of the Standby Equity Distribution Agreement and the sale of the 18% secured convertible debentures pursuant to the Securities Purchase Agreement in September 2005, the Company prepared and filed a registration statement on Form SB-2 (File No. 333-128321) with the Securities and Exchange Commission for the purpose of registering the securities underlying such financing transactions. In connection therewith, the Company received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, the Company may not register the securities sold in the financing transactions. On March 6, 2006, the Company withdrew the registration statement on Form SB-2 (File No. 333-128321) by filing a Form R-W with the Commission. As a result, the Company has not been able to draw down any further amounts under the Debenture. In addition, because of the failure to complete the entire financing transaction contemplated in the September 2005 financing, the Company has been unable to pay interest and principal payments on the Debentures.

Pursuant to the Settlement Agreement, the parties agreed to the following principal terms:

o The Company shall pay Montgomery an aggregate of $348,000.00 (the "Funds") which represents all amounts owed by the Company to Montgomery under the Debenture as of the date hereof including outstanding principal and interest. The Company shall pay the Funds to Montgomery monthly at the rate of $29,000.00 ("Monthly Payment") per calendar month, with the first payment being due and payable on November 15, 2006 and each subsequent payment being due and payable on the first business day of each subsequent month until the Funds are repaid in full.
o Montgomery shall continue to have valid, enforceable and perfected first-priority liens upon and security interests in the Pledged Property and the Pledged Shares (each as defined in the Purchase Agreement transaction documents).
o The Company and Montgomery agree that during the term of the Settlement Agreement, the Debenture shall not bear any interest and no liquidated damages shall accrue under any of the financing documents.
o The Conversion Price (as set forth in the Debenture) in effect on any Conversion Date (as set forth in the Debenture) from and after the date hereof shall be adjusted to equal $0.05, which may be subsequently adjusted pursuant to the other terms of the Debenture.
o Montgomery shall retain the Warrants issued in accordance with the Securities Purchase Agreement.
o The Company and Cornell agree to terminate the Distribution Agreement and related transaction documents. Cornell shall retain the 472,000 shares of the Company's common stock.



Royalty Participation Agreements

On May 5, 2006, we completed the sale of a percentage of future royalties pursuant to a royalty participation agreement with The Rubin Family Irrevocable Stock Trust.

The royalties to be paid pursuant to the royalty participation agreements are derived from the Patent License Agreement with Inverness Medical Innovations, Inc. (the "IMI Agreement") pursuant to which the Company will receive royalties from the sale of a Prothrombin blood clotting measuring device (the "IMI Royalties). The IMI Agreement is further described in the "Organization and Basis of Presentation" section of these financial statements.

Pursuant to the royalty participation agreements described above, the Company received gross proceeds of $450,000 in exchange for 10% of the future IMI Royalties received by the Company, subject to the terms and conditions set forth in the royalty participation agreements (the "Royalty Payments"). The Royalty Payments shall be paid to The Rubin Family Irrevocable Stock Trust within 15 days of the end of the month in which the Company receives future IMI Royalties. The Company has the option to terminate the royalty participation agreements at any time, without penalty, by making a lump sum payment to the Investor equal to 300% of the funds received from the Investors pursuant to the Agreement, being $1,350,000.In certain circumstances, where payments to the investors do not reach defined threshold levels, the investors have the option to convert their right to future payments under the agreements into a three year interest baring term loan (carrying interest at 4% over prime) with a maturity value of $1,350,000. The earliest possible date that this contingent loan could become payable, in the worst case scenario, would be December 31, 2010.

                                     PART I

Item 1. DESCRIPTION OF BUSINESS

General Overview

In Veritas Medical Diagnostics, Inc. (formerly In Vivo Medical Diagnostics, Inc. and Sports Information and Publishing Corp.) (the "Company") is engaged in the development of medical devices with `near-patient' (e.g.. point of care and continuous monitoring) testing applications based upon our expertise in engineering and medicine and our intellectual property.

History

The Company was originally incorporated under the laws of Colorado on November 7, 2003 under the name Sports Information Publishing Corp. ("SIPC") for the purpose of engaging in sports prognostication.

On July 30, 2004, the security holders of Hall Effect Medical Products, Inc. consummated the transactions contemplated by a share exchange agreement (the "Share Exchange Agreement"), dated as of June 30, 2004, by and among Sports Information and Publishing Corp., Michael D. Tanner, HEMP Trustees Limited, as the corporate trustee of the HEMP Employment Benefit Trust, John Fuller, Brian Cameron, Westek Limited, and the security holders of Hall Effect Medical Products, Inc. As a result of the exchange, Hall Effect Medical Products, Inc. became our wholly owned subsidiary ("In Vivo DE").

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

IVMD(UK), formerly Hall Effect Technologies Ltd ("HET") built a platform of patents from which to exploit unique commercial applications from the application of magnetic and other sensing technologies.. HET's operations were, historically, funded in part from development contracts and government grants, with a majority of funding provided by Westek Ltd. The controlling interest of Jopejo Ltd., a biotech research company utilizing similar development techniques, was purchased by Abacus Trust Company Limited and the operations of the companies merged to achieve development savings.

Our Business

In Veritas Medical Diagnostics Inc ("IVMD") specializes in the field of near patient medical diagnostics, also known as "point of care". We develop products to address conditions affecting large numbers of the population which are aimed at transforming their lives, quality of treatment and significantly reducing healthcare costs We focus on creating point of care devices or systems for the minimally-invasive monitoring of patients which are designed to be accurate, cost effective, easy to use, and portable This requires an in depth understanding of both medical science and engineering and we have created an expert, multidisciplinary technical team to address this... Our products are designed to bring diagnosis into patients' hands.


The first product to use our technology, a prothrombin monitor for patients prescribed warfarin, has recently been taken up by a major diagnostics company and we anticipate them taking it to market in 2007. This device is used for the measurement of coagulation of blood in patients at risk of heart disease and stroke. This is a critical measurement for millions of patients worldwide which enables them to manage drug dosage at home, and can reduce downstream effects of these diseases by up to 30%. (source : Roche Diagnostics).

The product pipeline is described in detail below; it includes a sensitive, economic immunoassay platform for point of care, a digital strip reader for immunoassay, a home use monitor to predict the onset of labour and a low cost magnetic scanner being developed for tissue visualization.

We actively protect our intellectual property and have filed thirteen patent applications to date.

Most diagnostic approaches in point of care rely on combining the specificity of biology with chemistry to produce a visible signal. The fundamental premise of our business is to bring the application of a particular field of physics called the Hall Effect , to this interface. In particular we have world class expertise in the measurement of magnetic fields in human samples. We also have extensive experience in engineering medical devices into hand-held applications, in strip measurement technology and in minimally invasive and non- invasive measurement techniques. The technical team at IVMD includes scientists, engineers and clinicians and we have forged a highly competent multidisciplinary team to allow us to address complex diagnostic needs with a high degree of innovation.

Because our core strength is in product development, we generally partner with large international medical device companies ("Commercial Partners") to ensure that our products properly address market needs and to provide an effective route to market . For each product or group of products we seek Commercial Partners who can work with us in one or more of the following areas as appropriate (a) identification of the market opportunity; (b) contribution to the research and development program; and (c) manufacture or distribution of the end product. The extent of involvement in each of these areas will vary from product to product.

Recently we have entered into the development of new devices and techniques which could provide us with the opportunity in the future to develop products that could generate direct revenue for the company. For the sale of devices we would seek distribution agreements and OEM manufacturing to establish a commercial product line. Our Board has experience members who have implemented such agreements in other businesses that they have developed.

In addition to Commercial Partners we also partner with higher education establishments in specific research areas, specifically we have two PhD. Research programs running with Strathclyde University in Glasgow, Scotland to further our research in non-invasive analyte measurement. In the programme at Strathclyde we are specifically studying the non-invasive measurement of glucose. This is a complex and challenging arena for medicine with many companies competing in the race to develop a truly non-invasive glucose system. However we are determined to fully utilize the expertise available in our Strathclyde collaboration to understand the fundamental issues of the problem and we are optimistic that we can develop new approaches in this field In addition we have secured capital investment from the UK government via the Inverness and Nairn Enterprise Regional Development Board which has taken equity and guaranteed a program to provide partial funding for three major development programs


Intellectual Property and Product Development

We have applied for thirteen patents, three of which have been granted. These patents cover the generic and specific applications for our products and technology. We are currently working on a number of additional patent applications in related areas. Patent protection and management is an important part of our business model.

Commercial Contracts

In November 2002 we entered into a long term development contract and license agreement for our prothrombin blood clotting measurement technology with Inverness Medical Innovations, Inc (IMA - Amex) ("IMI"), located in Boston, MA. The development contract contributed over $3 million, over a three year period. Under our arrangements with IMI, we have agreed to assign certain of our patents and grant certain licenses to them for the use of our technology to produce and market a prothrombin blood clotting measuring device for which we will receive a stream of future cash payments equal to 2% of all net sales of such device. We understand that we should expect to start to receive payments under this arrangement in early 2007.


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

         PRODUCT COMPLETE AND ABOUT TO BE RELEASED TO GLOBAL MARKETS
------------------------------ ---------------------- ------------------------ ------------------------

          Fetal heart rate     Consumer and           Reliable at-home and     Small, external
          monitor              professional  medical  professional-medical     device. Reliable
                               fetal well being       heart rate monitor for   detection and
                               monitor                unborn babies            continuous signal
                                                                               display.  Ease of use.
                                                                               Current  professional
                                                                               medical devices are
                                                                               unreliable.  No device
                                                                               capable of untrained use
                                                                               exists. Device  can be
                                                                               produced at significantly
                                                                               less  cost than current
                                                                               in-market devices.


    IN DEVELOPMENT
------------------------------ ---------------------- ------------------------ ------------------------


------------------------------ ---------------------- ------------------------ ------------------------
          Technology                  Product           Key Applications/            Advantage
                                                                          Market
------------------------------ ---------------------- ------------------------ ------------------------
          Labor predictor      Predictor of labor     Accurate prediction of   High negative and
                               Onset                  onset of labor from 6    positive predictive
                                                      weeks out.  Consumer     success. Ease of use.
                                                      device for maternity     No competition exists
                                                      planning                 either in professional
                                                      In hospital,             medical or consumer markets
                                                      professional care for
                                                      mothers identified
                                                      at-risk for pre-term
                                                      delivery.

    IN DEVELOPMENT - Ready for licensing / extended clinical trials
------------------------------ ---------------------- ------------------------ ------------------------
          Blood analyte        Biomarker monitor      Accurate measurement     Highly sensitive, very
          measurement                                 using very low blood     low cost in comparison to
                                                      Volume of a number of    any competitive system.
                                                      Biomarkers including     Multiple measurements
                                                      Heart attack, HIV,       with one blood sample
                                                      Cholesterol and cancer

    IN DEVELOPMENT - Assay platform available at demonstration level

------------------------------ ---------------------- ------------------------ ------------------------

          Blood analyte        Blood glucose monitor  Non-invasive, accurate   Small, inexpensive
          measurement                                 and safe, glucose (and   device with rapid
                                                      other) concentration
                                                      continuous bulk
    IN RESEARCH                                       measuring device
                                                      measurement
------------------------------ ---------------------- ------------------------ ------------------------







          Medical imaging      Digital scanning       Non-invasive, safe,      Small and portable,
                               machine                high quality             cheap, continuous
    IN RESEARCH                                       alternative to 2D        display.  No ionizing
                                                      X-ray scanning           radiation.
------------------------------ ---------------------- ------------------------ ------------------------

          Bone density         Osteoporosis detection Non-invasive instant     No ionizing
          monitor              and monitoring device  display of bone          radiation.  Cheap and
    IN RESEARCH                                       mineral density for      accurate
                                                      osteoporosis patients
------------------------------ ---------------------- ------------------------ ------------------------

------------------------------ ---------------------- ------------------------ ------------------------

Technology                     Product                Key Application/market    Advantage
------------------------------ ---------------------- ------------------------ ------------------------
Hand held digital              Digital read out of    All YES / NO immunoassay  Eco friendly and
strip reader                   Immunoassay strip      applications              low cost
                               results
------------------------------ ---------------------- ------------------------ ------------------------

IN FINAL STAGES OF DEVELOPMENT

IN FINAL STAGES OF DEVELOPMENT


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

Our thirteen core patents and patent applications consist of the following:


 Patents                        Pending                              Granted
----------------------------    ----------------------------------   -----------
Blood Coagulation (Unipath)     China, European Patent, Japan, US
PCT/GB2004/02401
----------------------------    ----------------------------------   -----------
Blood Coagulation               China, Europe, Japan, US
PCT/GB2005/002427
----------------------------    ----------------------------------   -----------
Blood Coagulation (low volume)  China, Europe, Japan, US
PCT/GB2006/000964
----------------------------    ----------------------------------   -----------
Magnetic Scanner                China, Europe, Japan, US             Europe
PCT/GB01/01136
----------------------------    ----------------------------------   -----------
Skin Sensor                     China, Europe, Japan, US
PCT/GB2006/000931
----------------------------    ----------------------------------   -----------
Labour Prediction (updated      First filing
software)
UK0605950.5
----------------------------    ----------------------------------   -----------
Blood Monitor                   China, European Patent, Japan, US    China
(Susceptibility)
PCT/GB02/01953
----------------------------    ----------------------------------   -----------
Heart Monitor                   China, European Patent, Japan, US
PCT/GB2002/005692
----------------------------    ----------------------------------   -----------
Labor Prediction                European Patent, Japan               United
PCT/GB02/04880                                                       Kingdom, US
---------------------------     ----------------------------------   -----------
Magnetic Separation             First Filing
(Immunoassay)
PCT/GB2005/002427
---------------------------     ----------------------------------   -----------
Medical electrode               China, European Patent, Japan, US
PCT/GB02/005693
---------------------------     ----------------------------------   -----------
Immunoassay - measurement of     First Filing
Presence and concentration
Of compounds in fluids
Supercedes Magnetic
Seperation
UK0615738.2
---------------------------     ----------------------------------   -----------
Hand Held Digital Strip Reader
Assay reading                    First Filing
Apparatus and method
Ref: UK0619585.3
Yes / No magnetic immunoassay
---------------------------     ----------------------------------   -----------

* European Patent

Path from Research to Products

Most advanced in development is the prothrombin measuring device, which is complete and is being prepared for mass market by our commercial partners, as described above.

Our fetal monitoring applications are technologically the second most advanced in our medical device portfolio as we enter the second phase of clinical trials. To support the direction of our product development in line with our strategy of keeping the application focused on the end user, we have already conducted market research in clinics in both the US and the UK. These have substantiated the end product portfolio and given critical insights into the potential issues related to the ultimate marketing of the products. We have a product for home use in labour predication which is available for likening or extended trials.

We have recently completed the first stage of product design for an new immunoassay platform based on strip technology and the sensitive detection of magnetic particle labels, made possible by our know how in Hall Effect sensors.

We have embarked on discussions with a number of companies for a new digital immunoassay reader which has minimal electronic components and is solar powered. The first application of this is likely to be in Digital Pregnancy Tests but the platform is available for the reading of any threshold immunoassay.


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

Initial Commercialization Strategy

The prothrombin measurement device and the fetal monitoring devices utilize much of the core science and technology that applies to the applications in research.

The nature of the commercial contracts for these two products is quite different. For the prothrombin measurement device we are essentially providing a front-end measuring system for a product that has been independently developed, produced and marketed by IMI. In the case of the fetal monitoring devices, we have produced semi-engineered prototypes for clinical trials Our commercial strategy for these devices is to have the devices produced and assembled for us in China and contract with partners that can assist us in marketing and distributing the products. We intend to rely on our distribution partner's experience and contacts with the end-users on issues of product features, functions and performance criteria. We are also in discussions with a second commercial partner who would take the product into the US, Europe and other world markets. These arrangements only cover the consumer range of products and further partnerships are being sought for professional medical devices.

We are in discussion with interested parties on the possibility of taking the digital reader technology for immunoassay direct to the market to create a revenue stream with a selected immunoassay parameter.

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

As in the current practice in diabetic glucose monitoring, we extract a small drop of blood from a finger and place it on a strip. The prime advantages in using our PT measurement system over current devices are twofold: (a) cost, and
(b) the fact that our device only requires less than 3 microliters of blood, significantly less invasive than the 20 microliters of blood required by the only comparable systems. This makes it virtually painless in comparison to competitive products and makes it more likely to be used frequently, hence reducing the downstream cost of care for patients.

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

The current benchmark PT monitor is the CoaguChek system marketed by Roche. Our patents in the PT monitors include both the configuration of the measurement apparatus and the detail of the strip design. The principal advantages of our PT Monitor over the CoaguChek system are shown in the table below.



Feature            CoaguChek                      IVMD
------------------ ------------------------------ ------------------------------
Pain of use        Inhibitive                     Micro-lance - `pin-prick'
------------------ ------------------------------ ------------------------------
Blood volume       20 microliters                 <3 microliters
------------------ ------------------------------ ------------------------------
Ease of use        Complex & error prone process  Easy simple process
------------------ ------------------------------ ------------------------------
Size of device     Desk top                       Hand-held; mobile phone
------------------ ------------------------------ ------------------------------
Cost of device     $1,295                          <$30
------------------ ------------------------------ ------------------------------
Cost of strip      $4.83                           <0.50c
------------------ ------------------------------ ------------------------------

Fetal Monitoring Devices

We are currently completing development of two interlinked fetal monitoring devices - fetal heart monitoring and the prediction of labor onset (POLO) Both have had two phases of clinical trials conducted in Leeds, England.

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

The second stage of clinical trials which has been completed has proven that the device can generate a 7 to 14 day initial warning of labour onset, followed by a 3 to 6 day final indication. This was achieved in normal spontaneous births. This is in line with market requirements obtained during market research clinics

Additionally the device has been trialed in vetinary applications with high value animals where it has been found to provide highly accurate two day prediction of onset of labour opening up additional potential opportunities for the product.


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

Products - In Research

Minimally invasive Biomarker Analysis products - Immunoassay

These products use advanced magnetic techniques to look for biomarkers in blood samples. Generally these are in very low volume, and require high sensitivity to accurately provide diagnosis. By a process of magnetically "tagging" these biomarkers, their measurement can be substantially amplified to provide a sensitive, Point of Care, diagnostic tool. We have just completed a demonstration version of our magnetic detection technology for a strip-based and hand-held quantitative immunoassay device and will be actively seeking licensing agreements for this platform in 2006-2007.

The market for Immunoassay

The In Vitro Diagnostics market in the USA was worth on its own $11.9billion in 2002 and this represents 35-40% of world market. These are mainly laboratory tests as there are few Point of Care devices available. The market is served by 30 key companies but is dominated by the larger suppliers E.g. Roche Holding, J&J, Abbott Labs, Beckman Coulter, Becton Dickinson, Bayer, Dade Behring

Within this market, the Immunoassay segment is estimated at c60% with 80% of sales to top 10 manufacturers.

Market growth estimates are based around 10-15% pa to 2009 in four major segments:

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

US figures are shown in the table below.

------------------- ----------------- ----------------- ----------------- ----------------- -----------------
                    1999 $ million    % Market Share    2004 $ million    % Market Share    AAGR %
                                      1999                                2004              1999-2004
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
X- ray and
digital X-ray       1923.5            47.3              2794.5            52.1              7.8
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
CT and ultrasound   1707.2                              2091.1                              4.1
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Nuclear medicine    401.7                               474.4                               3.4
------------------- ----------------- ----------------- ----------------- ----------------- -----------------
Total               4033.4                              5360.0                              5.9
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

2. Blood glucose monitor     Non-invasive, accurate     Routine measurement of glucose           1
                             Point of care              For self management
                                                        Of glucose

---------------------------- -------------------------- -------------------------------- --------------------
3. Digital Strip Reader      Low cost, hand held yes/no  various threshold assays                3
                             reader for immunoassay testing


4. BAM (minimally invasive)  Point of care blood        minimally invasive, monitoring           3
                                                        Of clinical conditions such
                                                        As coagulation time

---------------------------- -------------------------- -------------------------------- --------------------
5. Medical imaging           Professional medical       Non-invasive, safe, high -               3
                             scanner                    quality alternative to 2D X-
                             Portable imaging device    ray scanning
                             Dental imaging device
---------------------------- -------------------------- -------------------------------- --------------------
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

UK Electronics is a low volume electronic prototyping and development group based in Manchester UK. They are used for all of the early production systems.

Scandinavian Micro Biodevices (SMB), is a Danish based precision moulding and coating supplier who provides technology and product for our strip based systems.


Government Regulation

We are subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

Personnel

We currently employ 7 staff members, including directors, laboratory personnel and administrative personnel who are full time or commit most of their available time to IVMD. In addition, 2 of our senior staff are engaged on a substantial, but part time basis. All other staffing requirements are filled by consultants and outsourcing as required.

Seasonality

We do not anticipate that our business will be substantially affected by seasonality.

Item 2. DESCRIPTION OF PROPERTY

Our research and executive offices are located at The Green House, Beechwood Business Park North, Inverness, Scotland IV2 3BL in 1,128 square feet of leased space under a lease with an unaffiliated third party, expiring on April 25, 2007, and with an annual rent of approximately $33,600.

Item 3. LEGAL PROCEEDINGS

We are not currently party to any legal proceedings required to be disclosed herein.We have received a notice of default and demand for payment from a holder of one of the secured convertible notes we issued in September 2005. The demand for payment is in the amount of $227,000. We are in default pursuant to the terms of the note for failure to make monthly interest payments since December 2005 and for failure to repay the note by the September 7, 2006 maturity date.


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended July 31, 2006.

                                     PART II

Item 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock has been quoted on the OTC Bulletin Board under the symbol "IVME". Prior to our name change from In Vivo Medical Diagnostics, Inc. to In Veritas Medical Diagnostics, Inc., our common stock was quoted on the OTC Bulletin Board under the symbol "IVVO.OB". Prior to that we traded under the name Sports Information & Publishing Corporation and were quoted under the symbol "SIPC.OB". Prior to July 14, 2004, there was no established trading market for our common stock. Our common stock is also quoted on both the Frankfurt and Berlin Exchanges under the symbol "I7V". The following table shows the reported high and low closing bid quotations per share for our common stock based on information provided by the OTC Bulletin Board. Particularly since our common stock is traded infrequently, such over-the-counter market quotations reflect inter-dealer prices, without markup, markdown or commissions and may not necessarily represent actual transactions or a liquid trading market.


 Quarter Ended           High           Low
------------------     ---------     ---------
October 31, 2004         3.20          1.80
------------------     ---------     ---------
January 31, 2005         2.25          0.92
------------------     ---------     ---------
April 30, 2005           1.27          0.63
------------------     ---------     ---------
July 31, 2005            0.81          0.34
------------------     ---------     ---------
October 31, 2005         0.28          0.13
------------------     ---------     ---------
January 31, 2006         0.13          0.03
------------------     ---------     ---------
April 30, 2006           0.14          0.065
------------------     ---------     ---------
July 31, 2006            0.15          0.07
------------------     ---------     ---------
October 30, 2006         0.011         0.045
------------------     ---------     ---------
January 31, 2006
(through November 9)     0.073         0.06


As of November 7 2006, there were 58,178,467 shares of common stock issued and outstanding. Our transfer agent is Corporate Stock Transfer, Denver, Colorado,
(303) 282-4800.

Number of Stockholders

As of November 9, 2006, there were approximately 98 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

In the three month period ended July 31, 2006 the Company issued the following unregistered shares of our common stock*:

- In May, 2006 we issued 83,334 shares of common stock to UTEK Corporation under the terms of a contract whereby UTEK provides services to the Company to enable it to identify and source complementary intellectual property to enhance its own IP.

- In May, 2006 we issued 875,000 shares of common stock to Sichenzia, Ross, Friedman and Ference, our attorney, in compensation for legal services rendered.

* All of the above offerings and sales were deemed to be exempt under rule 506 of Regulation D and Section 4(2) of the Securities Act of 1933, as amended. No advertising or general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors, business associates of In Veritas Medical Diagnostics, Inc. or executive officers of In Veritas Medical Diagnostics, Inc., and transfer was restricted by In Veritas Medical Diagnostics, Inc.in accordance with the requirements of the Securities Act of 1933. In addition to representations by the above-referenced persons, we have made independent determinations that all of the above-referenced persons were accredited or sophisticated investors, and that they were capable of analyzing the merits and risks of their investment, and that they understood the speculative nature of their investment. Furthermore, all of the above-referenced persons were provided with access to our Securities and Exchange Commission filings.

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

We have limited assets and limited revenues. At July 31, 2006, we had an accumulated deficit from inception of $8,594,836. As a result, our auditors, in their report on our financial statement for the fiscal year ended July 31, 2006, have expressed substantial doubt about our ability to continue as a going concern.

Results of Operations for the Fiscal Year Ended July 31, 2006 as Compared To the Fiscal Year Ended July 31, 2006

Revenues

During the year ended July 31, 2006 we had sales of $1,271,130, as compared to sales of $879,847 during the year ended July 31, 2005. The change is attributable to increased revenue earning activity under our research and development contract with IMI..

Research & Development Expenses

For the year ended July 31, 2006, research and development costs were $1,306,542, as compared to $1,535,074for the year ended July 31, 2005. The change is attributable to less outsourcing to subcontractors of our research and development activity coupled with greater internal efficiency..

Depreciation Expenses

Depreciation expenses for the year ended July 31, 2006 totaled $16,436, as compared to $27,928 for the year ended July 31, 2005. This change is insignificant, reflecting the fact that investment in fixed assets has not altered materially from year to year.

General & Administrative Expenses

General and administrative expenses for the year ended July 31, 2006 totaled $414,606, as compared to $465,481 for the year ended July 31, 2006. The change is due to greater efficiencies and improved cost control.

Officer's Salaries

Officer's salaries totaled $528,128 in the year ended July 31, 2006, as compared to $617,000 in the year ended July 31, 2005. The change is attributable a change in board composition to individuals who require less cash compensation,.

Stock Based Compensation

During the year ended July 31, 2006 $656,202 of our expenses were paid for by way of stock issuances for services ("stock based compensation"). During the year ended July 31, 2005 stock based compensation amounted to approximately the same amount - $579,476

Stock Options Expense

Stock option expense for the year ended July 31, 2006 totaled $62,379 as compared to $52,698 in the year ended July 31 2005.

Legal and Professional

Legal and Professional fees totaled $160,567_____ during the year ended July 31, 2006, from $630,460 in the year ended July 31, 2005. This was a result of better in-house processes and a reduced level of non routine activity requiring less consultation with attorneys..

Net Income (Loss)

Our net loss before non operating income and expenses for the year ended July 31, 2006 amounted to $959,060 a substantial reduction (approximately half) from $1,864,903 for the year ended July 31, 2005. Our net loss for the year ended July 31, 2006 was $1,688,262, as compared to a net loss of $2,450,792 for the year ended July 31, 2005. This major shift is primarily due to increased revenues and generally greater efficiency and cost control across the business.

Liquidity and Capital Resources

As of July 31, 2006, we had cash of $61,241_. Our current liabilities as of July 31, 2006 aggregated $2,539,898. In order to implement our plan of operation and commercialize our products, we intend to secure development contracts with commercial partners committed to launching products into global markets. We may also seek outside debt and equity financing to fund our continuing operations, to the extent that such funding is available under reasonable terms and conditions. Subsequent to July 31, 2006 we have continued to be actively engaged in raising additional loan and equity finance. A full description of our activities and their current status is set out in note 10 to the financial statements.We have received a notice of default and demand for payment from a holder of one of the secured convertible notes we issued in September 2005. The demand for payment is in the amount of $227,000. We are in default pursuant to the terms of the note for failure to make monthly interest payments since December 2005 and for failure to repay the note by the September 7, 2006 maturity date.We are also in default pursuant to the terms of another secured convertible note issued on September 7 2005 , which has an outstanding principal balance and accrued interest in the amount of $237,770. We are in default pursuant to the terms of the note for failure to make monthly interest payments since December 2005 and for failure to repay the note by the September 7, 2006 maturity date. However, we have not received a notice of default from the holder.


Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of July 31, 2006 or as of the date of this report.

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

Risks Related to Our Business

We have not generated any revenues and may never achieve profitability.

We are a development stage company and, to date, have generated limited revenues ($3,571,807 since inception). From inception through July 31, 2006, we had an accumulated deficit of $8,775,370. For the years ended July 31, 2006 and 2005, we incurred net losses of $1,848,797 and $2,450,792, respectively. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our completed products achieve market acceptance in the volumes that we anticipate and whether future product development can be completed as planned, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These matters raise substantial doubt about our ability to continue as a going concern.

Our auditors have included a going concern qualification in their opinion which may make it more difficult for us to raise capital.

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

We are a development stage company and have not generated any significant revenues from commercial operations. Although we have developed functional demonstration models for our fetal heart and prediction of labour onset, we have not, as yet, manufactured any fully-engineered prototype models for commercial demonstration. We may not be able to produce effectively functioning prototype models or final products in commercial quantities at acceptable costs, or, if produced, we may not be able to successfully market the products, directly or in conjunction with third parties.

Our future revenues are dependent on establishing licenses, joint venture or distribution arrangements with established companies. Our first product, the Prothombin monitor is being marketed by IMI and we have no control over their processes. Hence IMI may not deliver the anticipated revenues.

Our ability to generate revenue from the sale of our products will be dependent, among other things, upon our ability to enter into licenses, joint venture or distribution arrangements with established businesses with existing sales and marketing infrastructures. Although we have entered into agreements with the Unipath division of Inverness Medical Innovations, and are negotiating with several other companies, we have only generated revenues of some $3.5M of development and grant funding from these companies and government initiatives. There can be no assurance that we will be able to generate further revenues or profits under any such agreements, if and when formalized. In addition, given our early stage of development and limited capital resources, the terms demanded by any prospective licensee or joint venture partner may not be attractive to us or otherwise enable us to achieve our strategic objectives and goals

Our products may not gain market acceptance.

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

Our ability to compete effectively will depend in part on our ability to maintain the proprietary nature of our technology and manufacturing processes through a combination of patent and trade secret protection, non-disclosure agreements and other arrangements. We have completed a substantial amount of invention disclosure documentation. Thus far, we have: three patents granted; we have allowed five patents to lapse in non core areas; abandoned one patent; and we have ten patents pending. We intend to continue to file patent applications covering our products when and where appropriate. Such filings will be costly and time consuming. Patents may not issue from applications and any issued patents may not provide adequate protection for our products or processes. Our competitors may independently patent technologies that are substantially equivalent or superior to our technology. In addition, competitors' products may infringe upon our patents and the cost of protecting our rights relative to such infringement may be prohibitive thereby undermining our ability to protect products effectively.

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

We maintain theft and casualty insurance. In addition, we maintain key man insurance on the following two employees in the amount of $1,000,000 each: John Fuller, a non-executive officer. We also have United Kingdom employee liability insurance that is compulsory for all United Kingdom companies.

The following risks relate principally to our common stock and its market value:

There is a limited market for our common stock which may make it more difficult for stockholders to dispose of their stock

Our common stock is quoted on the OTC Bulletin Board under the symbol "IVME.OB. Our common stock is also quoted on both the Frankfurt and Berlin Exchanges under the symbol "I7V". There is a limited trading market for our common stock. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Our stock price has been and may continue to be volatile

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

Our common stock is deemed to be penny stock with a limited trading market.

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

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.

                  (formerly In Vivo Medical Diagnostics, Inc.)

                        Consolidated Financial Statements

                             July 31, 2006 and 2005

     (with Report of Independent Registered Public Accounting Firm Thereon)


                                                                                                       Page
                                                                                                     --------

Report of Independent Registered Public Accounting Firm.................................................F-2

Consolidated Balance Sheet at July 31, 2006.............................................................F-3

Consolidated Statements of Operations for the years
     ended July 31, 2006 and 2005 and for the period
     from March 26, 1997 (Inception) through July 31, 2006..............................................F-4

Consolidated Statements of Accumulated Other Comprehensive Loss for the years ended July 31, 2006 and 2005 and for the period
     from March 26, 1997 (Inception) through July 31, 2006..............................................F-5

Statement of Changes in Shareholders' Deficit for the period from
     March 26, 1997 (Inception) through July 31, 2006...................................................F-6/7

Consolidated Statements of Cash Flows for the years
     ended July 31, 2006 and 2005 and for the period
     from March 26, 1997 (Inception) through July 31, 2006..............................................F-8

Notes to Consolidated Financial Statements..............................................................F-9

             Report of Independent Registered Public Accounting Firm

The Board of Directors

In Veritas  Medical  Diagnostics,  Inc.

We have audited the accompanying consolidated balance sheet of In Veritas Medical Diagnostics, Inc. (a Colorado corporation) as of July 31, 2006, and the related consolidated statements of operations, shareholders' deficit, and cash flows for each of the years in the two-year period ended July 31, 2006, and for the period from March 26, 1997 (inception) through July 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of In Vivo Medical Diagnostics, Inc. as of July 31, 2006, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2006 and for the period from March 27, 1997 (inception) through July 31, 2006, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception and has deficits in both working capital and net capital at July 31, 2006. The Company is operating at the forbearance of its creditors. While management has worked out repayment plans with certain creditors who have threatening collection activities, the funding necessary to fulfill these obligations has not been obtained. The Company is in default under the terms of its debt obligations at July 31, 2006. While management is attempting to restructure these debt obligations, there can be no assurance that all debt obligations will be restructured. In addition, the Company has pre-sold certain royalty rights under royalty participation agreements. These agreements call for the Company to pay to investors up to a maximum of approximately $1.7 million, over five years, in respect of cash advances totaling $450,000. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Notes 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck, LLP
Englewood, Colorado
November 29, 2006

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                          (A Development Stage Company)
                           Consolidated Balance Sheet
                                 July 31, 2006

 Assets
Current assets:
    Cash                                                                                                  $          61,241
    Accounts receivable                                                                                             198,511
    Prepaid expenses and other                                                                                       39,718
                                                                                                          -----------------
                 Total current assets                                                                               299,473
Property and equipment, net (Note 3)                                                                                 13,570
Intangible assets (Note 4)
    Patent costs                                                                                                     99,077
                                                                                                          -----------------

                                                                                                          $         412,117
                                                                                                          =================

                               Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable                                                                                      $       1,002,436
    Accrued interest payable                                                                                        270,335
    Accrued liabilities                                                                                             429,484
    Current portion of Notes Payable (Note 10)                                                                      639,446
    Indebtedness to related parties (Note 2)                                                                        198,200
                                                                                                          -----------------
                 Total current liabilities                                                                        2,539,901

Long-term debt:
    Notes Payable, net of current portion (Note 10)                                                                 207,054
    Royalty Participation Agreement advances (Note 10)                                                              479,000
    Notes payable, related party (net of discount) (Note 2)                                                       1,783,440
                                                                                                          -----------------
                 Total liabilities                                                                                5,009,395
                                                                                                          -----------------

Shareholders' deficit:
    Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference of $34,343,662)
      Series A Preferred stock, 34,343,662 shares issued and outstanding                                             34,343
    (Note 5)
    34,343 Common stock, $.001 par value, 500,000,000 shares authorized,
      55,928,457 shares issued and outstanding (Note 6)                                                              81,658
      81,613,457 shares issued but not outstanding (Note 10)
    Stock issued as security for convertible debentues (Note 10)                                                 (3,339,050)
    Additional paid-in capital                                                                                    7,830,122
    Accumulated other comprehensive loss- foreign currency adjustment                                              (448,978)
    Deficit accumulated during the development stage                                                             (8,755,370)
                                                                                                          -----------------

                 Total shareholders' deficit                                                                     (4,597,275)
                                                                                                          -----------------

                                                                                                          $         412,117
                                                                                                          =================

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                          (A Development Stage Company)
                      Consolidated Statements of Operations

                                                                                                       March 26, 1997
                                                                                                         (Inception)
                                                                        Years Ended                        Through
                                                                          July 31,                         July 31,
                                                         ------------------------------------------
                                                                2006                  2005                  2006
                                                         -------------------   --------------------  --------------------

Net sales and gross revenues:
    Net sales...                                         $         1,271,130   $            879,847  $          3,571,807
    Cost of sales...                                                      --                  4,580               242,097
                                                         -------------------   --------------------  --------------------

                   Gross profit...                                 1,271,130                875,267             3,329,710
                                                         -------------------   --------------------  --------------------

Operating expenses:
    Research and development......                                 1,306,542              1,535,074             4,989,721
    Legal and professional......                                     160,567                630,460               985,060
    Stock options expense (Note 6).........                           62,379                 52,698               115,077
    Selling and marketing                                            286,097                 56,457               342,554
    General and administrative...                                    414,605                465,481             4,858,862
                                                         -------------------   --------------------  --------------------

                                                                   2,230,190              2,740,170            11,291,274
                                                         -------------------   --------------------  --------------------

       Loss before other income...                                  (959,060)            (1,864,903)           (7,961,564)

Nonoperating income (expense):
    UK government grant (Note 1).......                               96,502                194,896               291,398
    Interest expense.......                                         (428,215)              (230,542)             (658,757)
    Loan Finance issue costs                                        (307,360)              (400,919)             (708,279)
    Costs of aborted financings                                     (113,400)                    --              (113,400)
    Compensation payment to former director                         (135,000)                    --              (135,000)
    Gain (loss) on foreign exchange.......                             2,264               (130,115)              132,378
    Gain (loss) from extinguishments of debt...                           --                (19,209)              662,610
                                                         -------------------   --------------------  --------------------


       Loss before income taxes...                                (1,848,797)            (2,450,792)           (8,755,370)

    Income tax provision...                                               --                     --                    --
                                                         -------------------   --------------------  --------------------

                   Net loss...                           $        (1,848,797)  $         (2,450,792) $         (8,775,370)
                                                         ===================   ====================  ====================

Basic and diluted loss per share...                      $             (0.03)  $              (0.05)
                                                         ===================   ====================

Loss per share available to common shareholders...      $             (0.03)  $              (0.05)
                                                         ===================   ====================
Weighted average common shares outstanding...                     55,094,879             52,541,994
                                                         ===================   ====================

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                          (A Development Stage Company)
         Consolidated Statements of Accumulated Other Comprehensive Loss

                                                                                                       March 26, 1997
                                                                                                         (Inception)
                                                                      Years Ended                          Through
                                                                        July 31,                           July 31,
                                                         ------------------------------------------
                                                                2006                  2005                   2006
                                                         -------------------   --------------------  --------------------

Net loss...                                              $        (1,848,797)  $         (2,450,792) $         (8,755,370)

Other comprehensive loss, net of tax:
    Cumulative translation adjustment...                             (79,486)               274,643              (448,978)
                                                         -------------------   --------------------  --------------------

                   Comprehensive loss...                 $        (1,928,283)  $         (2,176,149) $         (9,204,348)
                                                         ===================   ====================  ====================

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit

                                       Preferred Stock
                                          Series A           Series B         Common Stock                  Additional
                                                                                 Shares                      paid-in   Stock issued
                                     Shares   Par Value  Shares   Par Value  Issued  Outstanding Par Value   capital    as security

Balance, March 26, 1997                   --     $   --       --  $     --          --        --     $   --   $     --     $     --
October 2000, sale of stock,
   ($0.0035/share)                 4,366,377      4,366       --        --          --                          10,874
December 2001, sale of stock,
   ($0.0035/share)                 6,545,703      6,546       --        --          --                          16,301
October 2001, sale of stock,
   ($0.0202/share)                23,431,582     23,432       --        --          --        --         --    448,906

Foreign currency
   translation adjustment                 --         --       --        --          --        --         --         --
Net loss                                  --         --       --        --          --        --         --         --
                                  ----------  --------- -------- ---------   ---------  --------  ---------  ---------  -----------
Balance, July 31, 2001            34,343,662     34,344                             --        --         --    476,081           --

Foreign currency
   translation adjustment                 --         --       --        --          --         --        --         --
Net loss                                  --         --       --        --          --         --        --         --
                                  ----------  --------- -------- ---------   ---------  --------  ---------  ---------  -----------
Balance, July 31, 2002            34,343,662     34,344       --        --          --         --        --    476,081           --

Foreign currency
   translation adjustment                 --         --       --        --          --         --        --         --
Net loss...                               --         --       --        --          --         --        --         --
                                  ----------  --------- -------- ---------   ---------  --------  ---------  ---------  -----------
Balance, July 31, 2003            34,343,662     34,344       --        --          --         --        --    476,081           --

Merger with HEMP (Note 8)                 --         --       --        --  38,397,164 38,397,164    38,397    (29,397)
   July 2004, merger with
   SIPC                                   --         --       --        --  10,550,000 10,550,000    10,550    (10,688)
   July 2004, issuance
   of common stock for bridge
   loans, ($0.2750/share)                 --         --       --        --   1,636,233  1,636,233     1,636    448,364
July 2004, issuance of common
   stock for services,
   ($0.4093/share)                        --         --       --        --     239,289    239,289       239     97,702
Foreign currency
   translation adjustment                 --         --       --        --          --         --        --         --
Reclassification of debt
   forgiveness
   by Westek (Notes 2 and 9)              --         --       --        --          --         --        --  2,030,298

Net loss                                  --         --       --        --          --         --        --         --
                                  ----------  --------- -------- ---------   ---------  --------  ---------  ---------  -----------
Balance, July 31, 2004            34,343,662     34,344       --        --  50,822,686 50,822,686   $50,822 $3,012,360  $        --

August 2004, additional paid
   in capital from bridge loans
   exchanged for shares                   --         --       --        --          --         --        --     17,495

                                                                                    --         --        --     (6,000)
Conversion of Preferred Stock
   into Debenture                         --         --       --        --     694,550    694,550       695    427,695
December 2004, issuance of
   stock for interest on bridge
   loan                                   --         --       --        --      60,096     60,096       60      76,100
March 2005, issuance of stock for
   services                               --         --       --        --     100,000    100,000      100      62,880
April 2005, issuance of stock
   warrants for services                  --         --       --        --          --         --       --      17,295
April 2005, sale of preferred
   Series B stock net of $97,995
   offering costs ($.001 par),
   ($0.65/share)                          --         --  617,692       618          --         --       --     302,887
April 2005, issuance of stock for
   debt forgiveness                       --         --  246,152       246          --         --       --     159,754
June 2005, issuance of stock
   options for services                   --         --       --        --          --         --       --      35,403
Reversal of conversion of
   convertible preferred shares   (1,301,178)    (1,301)      --        --   1,301,178  1,301,178    1,301          --
July 2005, issuance of stock
   for services                           --         --       --        --     120,000     120,000     120      35,288
July 2005, issuance of stock
   for conversion of debt                 --         --       --        --   1,162,791   1,162,791   1,163     278,047
Foreign currency translation
   adjustment                             --         --       --        --          --          --      --          --
Net loss                                  --         --       --        --          --          --      --          --
                                  ----------  --------- -------- ---------  ----------  ---------- -------  ----------  -----------
Balance July 31, 2005             33,042,484     33,043  863,844       864  54,261,301  54,261,301 $54,261   4,419,204           --

Conversion of common stock into
   debentures (Note 10)                   --         -- (863,844)     (864)         --          --      --    (555,636)          --
Conversion of preferred stock
   into common stock               1,301,178      1,301       --        --  (1,301,178) (1,301,178) (1,301)         --           --
Shares issued as security for
   convertible debtures
   (Notes 5 and 10)                       --         --       --        --  25,685,000          --  25,685   3,313,365   (3,339,050)
Stock Issued for services
   (August 2005)                          --         --       --        --      28,000      28,000      28       3,612           --
Stock Issued for services
   (August 2005)                          --         --       --        --     427,000     427,000     472      60,888           --
Stock Issued for services
   (September 2005)                       --         --       --        --     805,000     805,000     805     132,020           --
Stock Issued for services
   (September, 2005)                      --         --       --        --     750,000     750,000     750     254,250           --
Stock Issued for services
   (May 2006)                             --         --       --        --     875,000     875,000     875      86,625           --
Stock Issued for services
   (June 2006)                            --         --       --        --      83,334      83,334      83       8,251           --
Foreign currency translation
   adjustment                             --         --       --        --          --          --      --          --           --

January, 2006, Issuance of
   stock options for services             --         --       --        --          --          --      --      62,379
 September 2005 issuance of stock
 warrants in connection with
 financing                                --         --       --        --          --          --      --      45,164           --
Net loss                                  --         --       --        --          --          --      --          --           --

                                  ----------  --------- -------- ---------  ----------  ---------- -------  ----------  -----------
Balance July 31, 2006             34,343,662    $34,344        0     $   0  81,613,457  55,928,457 $81,658  $7,830,122  $(3,339,050)
                                  ==========  ========= ======== =========  ==========  ========== =======  ==========  ===========

(1) Drop

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                          (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Deficit
                                  (Continued)


                                         Deficit
                                       Accumulated
                                         During        Other
                                      Development   Comprehensive
                                          Stage          Loss        Total


Balance, March 26, 1997                        --     $   --        $   --
October 2000, sale of stock,
   ($0.0035/share)                             --         --        15,240
December 2001, sale of stock,
   ($0.0035/share)                             --         --        22,847
October 2001, sale of stock,
   ($0.0202/share)                             --         --       472,338
Foreign currency
   translation adjustment                      --     21,203        21,203
Net loss                               (1,350,829)        --    (1,350,829)
                                        ---------  ---------     ---------
Balance, July 31, 2001                 (1,350,829)    21,203      (819,201)

Foreign currency
   translation adjustment                      --   (140,377)     (140,377)
Net loss                               (1,007,362)        --    (1,007,362)
                                        ---------  ---------     ---------
Balance, July 31, 2002                 (2,358,191)  (119,174)   (1,966,940)

Foreign currency
   translation adjustment                      --   (185,391)     (185,391)
Net loss                               (1,080,619)        --    (1,080,619)
                                        ---------  ---------     ---------
Balance, July 31, 2003                 (3,438,810)  (304,565)   (3,232,950)


Merger with HEMP (Note 8)                      --         --         9,000
July 2004, merger with
   SIPC                                        --         --          (138)
July 2004, issuance
   of common stock for bridge
   loans, ($0.2750/share)                      --         --       450,000
July 2004, issuance of common
   stock for services,
   ($0.4093/share)                             --         --        97,941
Foreign currency
   translation adjustment                      --   (339,750)     (339,570)
Reclassification of debt
   forgiveness
   by Westek (Notes 2 and 9)                   --         --     2,030,298

Net loss                               (1,016,972)        --    (1,016,972)
                                        ---------  ---------     ---------


Balance, July 31, 2004                 (4,455,782)  (644,135)   (2,002,391)

                                               --         --        (6,000)
August 2004, additional paid
   in capital from bridge loans
   exchanged for shares                        --         --        17,495
Conversion of Preferred Stock
   into Debenture                              --         --       428,390
December 2004, issuance of
   stock for interest on bridge
   loan                                        --         --        76,160
March 2005, issuance of stock for
   services                                    --         --        62,980
April 2005, issuance of stock
   warrants for services                       --         --        17,295
April 2005, sale of preferred
   Series B stock net of $97,995
   offering costs ($.001 par),
   ($0.65/share)                               --         --       303,505
April 2005, issuance of stock for
   debt forgiveness                            --         --       160,000
June 2005, issuance of stock
   options for services                        --         --        35,403
Reversal of conversion of
   convertible preferred shares                --         --            --
July 2005, issuance of stock
   for services                                --         --        35,408
July 2005, issuance of stock
   for conversion of debt                      --         --       279,210
Foreign currency translation
   adjustment                                  --    274,643       274,643
Net loss                               (2,450,792)        --    (1,848,797)
                                        ---------  ---------     ---------
Balance July 31, 2005                 $(6,906,574) $(369,492)   (2,768,694)

Conversion of common stock into
   debentures (Note 10)                        --         --      (556,500)
Conversion of preferred stock
   into common stock                           --         --            --
Shares issued as security for
   convertible debtures
   (Notes 5 and 10)                            --         --            --
Stock Issued for services
   (August 2005)                               --         --         3,640
Stock Issued for services
   (August 2005)                               --         --        61,360
Stock Issued for services
   (September 2005)                            --         --       132,825
Stock Issued for services
   (September, 2005)                           --         --       255,000
Stock Issued for services
   (May 2006)                                  --         --        87,500
Stock Issued for services
   (June 2006)                                 --         --         8,334
Foreign currency translation
   adjustment                                  --    (79,486)      (79,486)
January, 2006, Issuance of
   stock options for services                  --         --        62,379
 September 2006 issuance of stock
 warrants in connection with
 financing                                     --         --        45,164
Net loss                               (1,848,797)        --    (1,848,797)
                                        ---------  ---------     ---------
Balance July 31, 2006                  (8,755,371) $(448,978)  $(4,597,275)
                                        =========  =========     =========

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                          (A Development Stage Company)
                      Consolidated Statement of Cash Flows
                                 July 31, 2006

                                                                                                                March 26, 1997
                                                                                                                  (Inception)
                                                                                        Years Ended                 Through
                                                                                          July 31,                 July 31,
                                                                               ------------------------------
                                                                                    2006             2005            2006
                                                                               ---------------   ------------   -------------

Cash flows from operating activities:
    Net loss                                                                   $    (1,848,797)  $ (2,450,792)  $  (8,755,371)
    Adjustments to reconcile net loss to net cash
      used by operating activities:
        Depreciation and amortization                                                   16,436         27,928        151,534
        Intercompany interest income                                                    98,000        144,382        242,382
        Interest imputed on royalty participation
          agreement                                                                     29,000                        29,000
        Stock issued for compensation and services                                     656,202        579,476      1,235,678
        Stock issued for interest                                                           --         86,160         86,160
        Gain (loss) on debt forgiveness                                                     --         19,209       (662,610)
        Changes in operating assets and liabilities:
            Receivables                                                               (166,999)       197,006       (220,438)
            Prepaid expenses and other current assets                                   29,275        (23,167)       (17,468)
            Accounts payable                                                           250,137        281,253        962,793
            Accrued liabilities and payables                                           140,514        377,748        691,196
            Accounts payable (related party)                                           178,192        (56,458)       121,734
            Other                                                                      (24,516)        75,820         45,304
                                                                               ---------------   ------------   ------------
                 Net cash used in
                   operating activities                                               (642,556)      (741,435)    (6,090,106)
                                                                               ---------------   ------------   ------------

Cash flows from investing activities:
    Acquisition of patents (net)                                                       (38,339)       (60,739)       (99,078)
    Acquisition of equipment                                                                --        (16,642)      (151,209)
                                                                               ---------------   ------------   ------------
                 Net cash used in
                   investing activities                                                (38,339)       (77,381)      (250,287)
                                                                               ---------------   ------------   ------------

Cash flows from financing activities:
    Advances from affiliates                                                                --        (41,195)     4,378,963
    Repayments of advances from affiliates                                                  --             --       (728,426)
    Advances from related parties                                                           --         (5,445)        83,050
    Proceeds from issuance of preferred stock                                               --        303,505        813,930
    Discount on notes payable                                                               --        144,382        144,382
    Proceeds from Royalty Participation Agreement                                      450,000             --        450,000
    Proceeds from issuance of notes payable                                            300,000        375,000      1,262,495
    Repayment of notes payable                                                         (10,000)            --        (10,000)
                 Net cash used in
                                                                               ---------------   ------------   ------------
                    financing activities                                               740,000        776,247      6,394,394
                                                                               ---------------   ------------   ------------

Effect on cash from foreign currency translation                                           121         (1,607)         7,240

                 Net change in cash and
                   cash equivalents                                                     59,226        (44,176)        61,241

Cash and cash equivalents:
    Beginning of period                                                                  2,015         46,191             --
                                                                               ---------------   ------------   ------------

    End of period                                                              $        61,241   $      2,015   $     61,241
                                                                               ===============   ============   ============

Supplemental disclosure of cash flow information: Cash paid during the year for:
      Income taxes                                                             $            --  $          --   $         --
                                                                               ===============    ===========   ============
      Interest                                                                 $            --  $          --   $         --
                                                                               ===============    ===========   ============

Non-cash financing activities:
    Conversion of note payable to common stock                                 $            --    $   250,000   $    700,000
    Conversion of interest to common stock                                                  --         86,160         86,160
    Stock-based compensation                                                           656,202        579,476      1,235,678
                                                                               ---------------    -----------   ------------
                                                                               $       656,202    $   915,636   $  2,021,838
                                                                               ===============  =============   ============

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


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

We are a "Development-stage Enterprise" located in Inverness, Scotland. We are developing medical diagnostic products for personal and professional use. Certain of our products under development are based on technology that utilizes the Hall Effect, discovered more than a hundred years ago, for which we are developing practical applications. Prior to the merger, we were funded by a private UK company, Westek Limited, and Abacus Trust Company Limited was our majority shareholder.

Shares of our common stock trade in the Over the Counter ("OTCBB") market. Because of the nature of the OTCBB market there was only a limited trading market for our stock during the periods presented. For similar reasons the quoted price of our stock was inevitably subject to considerable short term volatility.

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD UK Limited ("IVMD") and Jopejo Limited ("Jopejo"), both UK companies. The assets and liabilities of our foreign subsidiaries have been translated at the exchange rate in effect at July 31, 2006 and July 31, 2005 (as appropriate) with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

Basis of presentation - Going Concern

We are a development stage company whose first commercial product is expected to be launched into mass markets in the year ended July 31, 2007, with further products to follow.

Our research and development activities are conducted in Inverness, Scotland through our subsidiaries: IVMD UK Limited and Jopejo Limited. Development-stage activities include raising capital, obtaining financing, medical products research and development and administrative matters. We routinely raise capital through stock sales and debt issuances, as part of our ongoing corporate finance function, to fund our product development activities and working capital needs. In this connection, as explained in Note 10, we raised new finance of $275,000 subsequent to July 31, 2007 and we are currently in discussions with several potential investors to raise further finance. We expect that financings through the Capital Markets will continue to be a natural function of our business until such time as our product sale and royalty income reaches a level that enables us to be self sustaining and profitable. There can, of course, be no assurance that we will become profitable or that finance will continue to be made available to us from the capital markets or private investors.

We also obtain cash in the form of UK government grants that are designed to support employment and enterprise and from commercial partners who contribute

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


towards certain development projects (such as IMI, described below). We have recently received an offer of further short term UK Government grant funding of some $250,000.

In due course, we expect our primary revenue to consist of royalties received from commercial partners in respect of the commercial exploitation of our products, once developed and successfully taken to market. In this connection, as explained below, our first product has been launched onto the market and we expect to start to receive royalty revenue from this product during the year ended July 31, 2007. As explained in Note 10 we secured cash advances from investors during the year ended July 31, 2006 in the amount of $450,000 in return for an obligation to pay those investors 10% of our future royalty income on this product. As future royalty income streams start to flow this type of financing may become available as a further alternative route to finance our ongoing activities, in addition to those described above.

During the years ended July 31, 2005 and July 31, 2006 we recorded revenues from billings made under a Research and Development Contract with Inverness Medical Innovations (IMI), dated November 2002, amounting to $1,271,130. Under the terms of this contract (and a related Patent License Agreement, both subsequently amended throughout the contract field work) we jointly developed, with IMI, the technology underlying a new product (a prothrombin measurement device which is used for the measurement of coagulation of blood in patients at risk of heart disease and stroke) ("The PT Product"). In July 31, 2006 our involvement in the development of this product was finished and we anticipate that the product will be launched into the global markets in 2007. The product is to be sold by IMI and we have no influence over the marketing and sales process. Under the terms of our agreements with IMI we are entitled to two types of revenue stream: (a) billings to IMI for our development work during the product development phase ("Development Revenues") and (b) the receipt of 2% of all future net sales proceeds arising from the sale of The PT Product ("Royalty Income"). Development Revenues ceased with the completion of the development of The PT Product in July, 2006. Royalty Income will start to be earned as sales of The PT Product commence. The commencement of the sale of this product will mark our moving out of being a "Development-stage Enterprise".

We continue to develop other hand held and portable products which are focused on (a) the measurement and detection of pregnancy and labor and (b) the detection of diseases and medical conditions using magnetic detection techniques applied to tissue and blood.

Inherent in our Development-stage Enterprise are various risks and uncertainties, including our limited operating history, historical operating losses, dependence upon strategic alliances, and market acceptance of the Hall Effect technology. Our ability to generate future Royalty Revenues will be dependent upon the success of The PT Product in the market and our ability to enter into licenses, joint ventures or distribution agreements with established businesses with existing sales and marketing structures for future products that we may develop. Our future success will be dependent upon our ability to develop and provide new medical devices that meet customers changing requirements, including the effective use of the Hall Effect technology, to continue to enhance our current products under development, and to influence and respond to emerging industry standards and other technological changes on a timely and cost-effective basis.

In common with most Development-stage entities we have incurred losses (largely represented by research and development expenditures and supporting general and administrative costs) since inception and we have a net capital deficit at July 31, 2006 ($4,597,275). We also had substantial net current liabilities at July 31, 2006 ($2,240,428). These factors, among others, raise substantial doubt about our ability to continue as a going concern. As explained above, in 2004, we merged with a public shell company. This merger provides us with limited access to the capital markets via the OTCBB. Since the merger we have raised capital by virtue of our OTCBB quote; we plan to continue to raise capital through public or private stock offerings to finance our development activities

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


and ultimately, to achieve profitability. We are currently in discussion with several potential investors, however, there can be no assurance that we will be successful in our efforts to raise capital or to become a profitable company.

As explained in Note 10 and 2 we have Notes Payable outstanding at July 31, 2006 amounting to $846,500 and $1,800,000. These notes were in default at July 31, 2007 or became payable shortly after July 31, 2006, however. As further explained in Note 10, the majority (in aggregate $2,240,000) of these Notes have been restructured since July 31, 2006 thereby rectifying the default condition and, whilst there can be no assurance, we are in discussions with the other Note holders with a view to restructuring the remaining debt.

As further explained in Note 10, during the year ended July 31, 2006, we received advances of $450,000 from investors under a Royalty Participation Agreement. Under the terms of this Agreement those investors are entitled, in consideration of the advance, to receive 10% of future royalties received from the future sale of the PT product (referred to above) in perpetuity, although the Company has the right to buy-out the investors for $1,350,000 at its option at any time. In certain circumstances, if minimum future royalty thresholds are not met, the Investors have the right to convert their rights to receive future royalty participation receipts into a three year term loan (with interest at 4% over Prime) in the principal amount of $1,350,000, although this amount would not become payable until, at the earliest, December 31, 2010. More detailed information on this advance is set out in Note 10.


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

In assessing the underlying rate of interest that is inherit in the Royalty Participation Agreements referred to in note 10, we have had to make assumptions about the future amount and timing of royalty receipts from our PT Product (described above). We believe that we have chosen assumptions that are conservative and state the underlying rate of interest prudently, however it is impossible to be certain about future events and actual future events could result in a lower or a higher underlying interest rate arising.


Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents. There were no cash equivalents at July 31, 2006.

Accounts Receivable

All accounts receivables were due from one customer and have been collected in full subsequent to July 31, 2006.

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

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


adopted this accounting policy for the first time in the balance sheet at July 31, 2005 since we previously judged that the costs were immaterial. Prior to July 31, 2005, we expensed patent costs as incurred.

Capitalized costs are expensed if patents are not granted and they are written off if and when a patent becomes of no commercial value due to technology advancement or for commercial reasons.

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

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on a commercial evaluation of the likely cash flows based on market research and our in-house projections any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

No impairment charges were recognized during each of the years ended July 31, 2006 and 2005.


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


Revenue Recognition

Our revenue has been generated through billings made under development projects with commercial partners further described in "Basis of Preparation" above. We recognize such revenue based on the terms of the underlying agreement. We also receive grants from UK government for job creation and economic development. These are credited to "non operating income" when received.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Financial Instruments and Concentration of Credit Risk

At July 31, 2005 and July 31, 2006, the fair value of our financial instruments approximate their carrying value based on their terms and interest rates. Substantially all of our trade receivables were from one customer as of July 31, 2005 and July 31, 2006.


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

At July 31, 2006, there was no variance between basic and diluted loss per share as the securities in our capital structure are antidilutive. At July 31, 2006 the company (i) had granted certain options and warrants over its common stock (which are described in note 7), (ii) had issued certain loan notes which are convertible at the holders option into common stock (see note 10), and (iii) had issued convertible preferred stock which is also convertible at the holders option into common stock (see note 5). In the event that all of the conversion rights underlying (i), (ii) and (iii) above were exercised at July 31, 2006 the total number of issued and outstanding shares of common stock would have been $108,557,632.

Future Accounting Pronouncements

SFAS No. 123(R), "Share-Based Payment," replaces SFAS No. 123, "Accounting for Stock-Based Compensation," and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement requires that the compensation cost relating to share-based payment transactions be recognized in the financial statements. The Company is required to apply this statement in the first interim period that begins after December 15, 2005. The adoption of SFAS No. 123(R) is expected to have an impact on the Company's financial statements, which has yet to be determined.

SFAS No. 153, "Exchanges of Nonmonetary Assets" - an amendment of APB Opinion No. 29, is effective for fiscal years beginning after June 15, 2005. This statement addresses the measurement of exchange of nonmonetary assets and eliminates the exception from fair-value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of SFAS No. 153 is expected to have no impact on the Company's financial statements.

FIN No. 46(R) revised FIN No. 46, "Consolidation of Variable Interest Entities," requiring the consolidation by a business of variable interest entities in which it is the primary beneficiary. The adoption of FIN No. 46 did not have an impact on the Company's financial statements.

The Emerging Issues Task Force ("EITF") reached consensus on Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") which provides guidance on determining when an investment is considered impaired, whether that impairment is other than temporary and the measurement of an impairment loss. The FASB issued FSP EITF 03-1-1, "Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, 'The Meaning of Other-Than-Temporary Impairment and Its Applications to Certain Investments'" ("FSP") which delays the effective date for the measurement and recognition criteria contained in EITF 03-1 until final application guidance is issued. The Company does not expect the adoption of this consensus or FSP to have a material impact on its financial statements.

The EITF reached a consensus on Issue No. 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" ("EITF 04-8"), which addresses when the dilutive effect of contingently convertible debt instruments should be included in diluted earnings (loss) per share. EITF 04-8 is effective for reporting periods ending after December 15, 2004. The adoption of EITF 04-8 did not have an impact on diluted earnings (loss) per share.

Note 2:  Related Party Transactions

We purchased services from related parties in the normal course of business and on an arm's length basis totaling $305,788 and $120,492 during the year ended July 31, 2006 and 2005, respectively. As of July 31, 2006, $198,200 was payable to related parties and is shown separately in the balance sheet. Related Parties from whom we purchases services during the year ended July 31, 2006 were as follows:

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


-------------------------------- ------------------- -------------------
Related Party                    Purchases year      Purchases year
                                 ended   July   31,  ended
                                 2006                July 31, 2005
-------------------------------- ------------------- -------------------
Westek Ltd                       $23,301             $23,301
-------------------------------- ------------------- -------------------
The ARM Partnership              $175,042            $29,792

-------------------------------- ------------------- -------------------
Sound Alert Technology Ltd       $119,352            $81,643
-------------------------------- ------------------- -------------------
AWY Ltd                          $25,801             $24,926
-------------------------------- ------------------- -------------------
                                 $305,788            $159,662
-------------------------------- ------------------- -------------------

Westek Ltd., AWY Ltd. and Sound Alert Technology Ltd. are Companies Incorporated in England and Wales in which Graham Cooper, our President and Chief Executive Officer is a material shareholder. The ARM Partnership is a partnership established under the laws of England and Wales of which Martin Thorp, our Chief Financial Officer, is the Managing Partner.

Westek Ltd provides book-keeping services to the UK subsidiaries of IVMD Inc.; Sound Alert Technology Ltd. provides outsourced technology consulting services to Jopejo Ltd.; AWY Ltd is Graham Cooper's service Company through which he provides his executive services to the Group; and The ARM Partnership provides CFO, Corporate Financial Advisory and Project, Financial Controller and various administrative services on an outsourced basis to the Group.

The Officers of the Company received compensation for their services as officers as follows:

----------------------------------------- ---------------------------------------- ----------------- ------------------
Officers name                             Title                                    Compensation      Compensation
                                                                                   Year ended        Year ended
                                                                                   July 31, 2006     July 31, 2005
----------------------------------------- ---------------------------------------- ----------------- ------------------
Graham Cooper                             : President   and   Chief   Executive    $27,000           $27,000
                                          Officer from June, 2006 and Chairman
----------------------------------------- ---------------------------------------- ----------------- ------------------
John Fuller                               Resigned   as   President   and   Chief  $225,000          $270,000
                                          Executive  Officer,  June 2006, remains
                                          as a Director.)
----------------------------------------- ---------------------------------------- ----------------- ------------------
Martin Thorp                              Chief Financial Officer                  $96.128           $50,000
----------------------------------------- ---------------------------------------- ----------------- ------------------
Brian Cameron                             Resigned  as  Chief  Operating  Officer  $180,000          $270,000
                                          and as a Director in May, 2006
----------------------------------------- ---------------------------------------- ----------------- ------------------

With effect from May 9, 2006 Brian Cameron resigned as a member of the Board of Directors, as Chief Operating Officer and as an employee of The Company and its subsidiaries. There was no disagreement between the Company and Mr. Cameron which led to his resignation. Under the terms of his contract Mr Cameron was entitled to receive the sum of (pound)75,000 ($142,000) which is being paid to him by installments.The company is in arrears in its agreed repayment installments to Mr Cameron in the amount of $18,000, although this agreement enables the company to reschedule installments in certain circumstances, which currently prevail..

Both John Fuller and Brian Cameron agreed to defer part of their salary during the year ended July 31, 2006 in order to assist the Companies cash flow.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


At July 31, 2006 the aggregate amount of indebtedness to directors in respect of undrawn remuneration and compensation amounted to $307,125. This amount is included in Accounts Payable in the Balance Sheet.

In July 2004, Westek agreed to release us from $2,030,298 of accumulated advances in exchange for a non interest-bearing promissory note totaling $1,800,000 (The "Promissory Note"). We reflected a capital contribution totaling $2,030,298 in the accompanying financial statements. The promissory note was payable in full by September 30, 2006. As of July 31, 2006, we are indebted to Westek in the amount of $1,783,440, net of discount of $16,560. On November 13, 2006 we reached agreement with Westek to amend the terms of the Promissory Note such that its maturity date is extended until March 31, 2008 and it carries interest at 10% p.a. which is payable quarterly in arrears. Unpaid interest may, at the option of Westek, be converted into shares of the Companies common Stock at a price of $0.05 per share. Although the maturity date on the Promissory Note was September 30, 2006, the amount payable is classified as a Long Term Liability in the balance sheet in recognition of the fact that The Promissory Note has been subsequently restructured to extend its maturity date to March 31, 2008.


Note 3:  Property and Equipment

Major classes of property and equipment as of July 31, 2006 are listed below:


Furniture and fixtures.....................$ 16,478
Office equipment...........................  89,570
Plant and equipment........................  17,747
                                           --------
                                            123,795
Less: accumulated depreciation............  110,225
                                           --------
                                           $ 13,570
                                           ========


Depreciation expense was $16,436 and $27,558 for the years ended July 31 2006 and 2005, respectively.

Note 4 Intangible Assets - Patent Costs

Changes in Intangible assets - Patent Costs for the years ended July 31, 2005 and July 31, 2006 were as follows:

                                                       Years ended
                                                         July, 31
                                             -------------------------------
                                                  2006             2005
                                             -------------------------------
Cost - start of year                         $       60,739    $          0
Costs incurred during the year                       48,148          60,739
Amortization                                              0               0
Retirements                                           (9810)              0
                                             ---------------   -------------
Cost - end of year                           $       99,077    $      60739
                                             ===============   =============

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


No amortization is recorded in the years ended July 31, 2006 and July 31,2005 because the economic life of the underlying patents is expected to be less than their legal life and the company has jet to derive revenue from the commercial applications of the underlying patents. When such revenue starts to be earned the cost of the underlying patents will be amortized over their estimated economic life.

Note 5: Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock.

4% Convertible Preferred Stock

As of July 31, 2006, the Company had 34,343,662 shares of Series A 4% voting redeemable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock commencing October 30, 2005, provided the Common Stock have traded at a price of $3.00 per share for at least 30 consecutive trading days, and at any time after January 30, 2006. Holders of Series A Preferred Stock have priority over all of the shares of In Veritas Medical Diagnostics, Inc. on liquidation or sale at the rate of $1.00 per share. Holders are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

The aggregate and per-share amounts of arrearages in cumulative preferred dividends on the Series A Preferred Shares through July 31, 2006, are $22,070 and $0.001, respectively.


Note 6:  Common Stock

We are authorized to issue 100,000,000 shares of common stock. At July 31, 2006 we had 55,928,457 shares of common stock which were issued and outstanding. We had a further 25,685,000 shares which were issued but treated as not outstanding since they are held in escrow as security against our indebtedness under our September 2005 financing (see Note 10) and will be released from escrow and cancelled upon the repayment of the debenture.

We issued the following shares of common stock for services during the years ended July 31, 2006 and 2005, respectively:

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

                                                               July 31, 2006                       July 31, 2005
                                                     ----------------------------------   ---------------------------------
                                                          Number           Fair Value          Number         Fair Value
                                                         of Shares         of Shares          of Shares       of Shares
                Employee/Consultant                      Issued            Issued             Issued            Issued
                                                     ----------------  ----------------   ---------------   ---------------
Robert Knowles                                                     -                 -             5,550                 -
David Kagel                                                        -                 -           429,000           261,690
Randall Lanham                                                     -                 -           125,000            76,250
Martin E. Janis                                                    -                 -           145,000            56,457
David Barnes                                                       -                 -           100,000            67,000
Sichenzia Ross Friedman & Ference, LLP                     1,680,000           220,325           100,000            62,979
Raymond Viscovitch                                                 -                 -             5,000             1,201
Cormac Glenn                                                       -                 -             5,000             1,201
Cornell Capital Partners LLC                                 472,000            61,360
Monitor Capital Inc                                           28,000             3,640
CLX and Associates Inc                                       750,000           255,000
UTEK Corporation                                              83,334             8,334
                                                     ----------------  ----------------   ---------------   ---------------
                                                           3,013,334   $       548,659           914,550    $      526,778
                                                     ================  ================   ===============   ===============

Prior to the merger, we valued the shares of common stock based on the value of the services. After the merger, we valued the shares of common stock based on the quoted market price of the stock.

We issued the following shares of common stock for debt during the years ended July 31, 2006 and 2005, respectively:

                                                         July 31, 2006                       July 31, 2005
                                               --------------------------------  ---------------------------------
                                                  Number          Fair Value          Number         Fair Value
                                                 of Shares         of Shares         of Shares       of Shares
                    Note Holder                  Issued            Issued            Issued            Issued
                                               --------------  ----------------  ----------------  ---------------
Inverness & Nairn Enterprise                                -                 -            61,233           17,495
NITE Capital LP (interest)                                  -                 -            60,096           76,160
NITE Capital LP (principal and interest)                    -                 -         1,162,791          279,209
                                               --------------  ----------------  ----------------  ---------------
                                                               $              -         1,284,120  $       372,864
                                               ==============  ================  ================  ===============

Prior to the merger, we valued the shares of common stock based on the amount of debt converted. After the merger, we valued shares of common stock based on the quoted market price of the stock.

Note 7:  Stock Options

Stock Options - Employees

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


During May 2004, the Company granted 9,659,000 common stock options equally to two officers with an exercise price of $1.00 per share. The Company's common stock had not traded market value on the date of grant. The market value of the stock was determined to be $1.00 per share based on estimates made by the directors at that time. The value of these options as of July 31, 2005 was $.-0-. 3,219,666 options vest on May 26, 2006, an additional 3,219,666 options vest on May 26, 2007, and the final 3,219,668 options vest on May 26, 2008. During the year ended July 31, 2006 one of the officers resigned and his options consequently lapsed. In addition, the terms of the option grant included a provision whereby the options would only vest if performance criteria had been met by the vesting date. The performance criteria had not been met at the first vesting date (May 26. 2006) and therefore those options that were due to vest on that date have been canceled. Therefore of the original options granted in May 2004 3,219,667 remain outstanding, half of these will vest on May 26, 2007 and the other half will vest on May 26, 2008, both subject to performance criteria being met.

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

On June 1, 2005, the Company issued 400,000 options to its employees under the plan, with an exercise price of $0.55 per share. The market price on June 1, 2005 was also $0.55 per share. One employee who was granted options in this round has subsequently left the companies employment and the options (10,000) have lapsed.

On January 3, 2006 the Company issued 375,000 options to its employees under the plan with an exercise price of $0.10. The market price on January 3, 2006 was also $0.10.

Subsequent to July 31, 2006, on October 10, 2006 the Company issued 5,500,000 options to its employees under the plan with an exercise price of $0.065. The market price on January 3, 2006 was also $0.065.

No options have yet been exercised by any employees.

Pro forma information regarding net income and earnings per share is required by SFAS 123 as if the Company had accounted for its granted stock options under the fair value method of that Statement. The fair value for the options granted during the fiscal year ended July 31, 2005 and July 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

For options issued in May 2004:

Risk-free interest rate..........................2.25%
Dividend yield...................................0.00%
Volatility factor................................0.00%
Weighted average expected life.................5.years

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


For options issued in June 2005:

Risk-free interest rate..........................4.35%
Dividend yield...................................0.00%
Volatility factor...............................88.00%
Weighted average expected life.................5.years

For options issued in January 2006:

Risk-free interest rate..........................3.87%
Dividend yield...................................0.00%
Volatility factor...............................55.10%
Weighted average expected life.................5.years

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

                                                   For The Years Ended
                                                         July 31,
                                            -----------------------------------
                                                  2006              2005
                                            -----------------  ----------------
Net loss, as reported.......................$      (1,848,797) $     (2,483,429)
                                            =================  ================

Pro forma net loss..........................$      (1,958,103) $     (2,483,429)
                                            =================  ================

Basic and diluted net loss per common
   share, as reported.......................$           (0.03) $          (0.05)
                                            =================  ================

Pro forma basic and diluted net loss
   per common share.........................$           (0.04) $          (0.05)
                                            =================  ================
Stock Options - Non-employees

On June 1, 2005, the Company committed to grant to two non-employees 250,000 options to purchase its Common Stock. The options carry an exercise price of $0.55 per share. 100,000 options vested July 1, 2005, 50,000 options vested May 16, 2006, and 100,000 options vested July 1, 2006. No options have yet been exercised. The Company's common stock's traded market value on the date of grant was $0.55. The fair value for the options granted during the fiscal year ended July 31, 2005 and July 31, 2006 was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions. The weighted average exercise price and weighted average fair value of these warrants as of

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


June 1, 2005 were $0.55 and $0.29, respectively. The fair value for these options for accounting purposes was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions

Risk-free interest rate..............................4.35%
Dividend yield.......................................0.00%
Volatility factor...................................88.00%
Weighted average expected life.....................5.years


On January 3, 2006, the Company committed to grant to two non-employees 250,000 options to purchase its Common Stock. The options carry an exercise price of $0.10 per share. 100,000 options vested July 1, 2005, 50,000 options vested May 16, 2006, and 100,000 options vested July 1, 2006. No options have yet been exercised.

The Company's common stock's traded market value on the date of grant was $0.10. The weighted average exercise price and weighted average fair value of these warrants as of April 11, 2005 were $0.10 and $0.07, respectively.

The fair value for these options for accounting purposes was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions.

Risk-free interest rate..............................3.87%
Dividend yield.......................................0.00%
Volatility factor...................................55.10%
Weighted average expected life.....................5.Years

Subsequent to July 31, 2006, on October 10, 2006, the Company committed to grant to two non-employees 10,515,000 options to purchase its Common Stock. The options carry an exercise price of $0.065 per share. These options vest on the following dates:

----------------------------- -------------------------
Vesting Date                  Number of options
----------------------------- -------------------------
October 10, 2006              2,500,000
----------------------------- -------------------------
December 31, 2006             150,000
----------------------------- -------------------------
September 30, 2007            3,015,000
----------------------------- -------------------------
September 30, 2008            2,500,000
----------------------------- -------------------------
September 30, 2010            1,850,000
----------------------------- -------------------------

Stock Warrants

On April 11, 2005, the Company granted to its former financial representative, Westor Capital Group, Inc., warrants to purchase 61,769 shares of the Company's common stock. The warrants carry an exercise price of $1.50 per share, vest on the date of grant and expire on April 15, 2008. No warrants have yet been exercised.

The Company's common stock's traded market value on the date of grant was $1.01. The weighted average exercise price and weighted average fair value of these warrants as of April 11, 2005 were $1.50 and $0.29, respectively.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate..............................4.35%
Dividend yield.......................................0.00%
Volatility factor...................................55.10%
Weighted average expected life.....................5.Years

On September 7, 2005, the Company granted to Montgomery Equity Partners Ltd warrants to purchase 380,000 shares of the Company's common stock in connection with the September 7, 2005 financing (see Note 10). The warrants carry an exercise price of $0.001 per share, vest on the date of grant and expire on September 7, 2008.

The Company's common stock's traded market value on the date of grant was $0.13. The weighted average exercise price and weighted average fair value of these warrants as of September 7, 2005 were $0.001 and $0.129, respectively.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate..............................4.00%
Dividend yield.......................................0.00%
Volatility factor..................................132.00%
Weighted average expected life......................1.Year


Summary of Stock Options and Warrants outstanding
--------------------------------------------------

The following schedule summarizes the changes in the Company's outstanding stock awards:


                                     Options Outstanding       Weighted Average
                                   -------------------------   -----------------
                                   Number of   Exercise Price   Exercise Price
                                    Shares      Per Share        Per Share
                                  ----------   ------------     ------------
Balance at July 31, 2005          10,370,769    $0.55-$1.50           $ 1.00
   Awards Granted (employees)        725,000          $0.10           $ 0.10
   Awards granted (Montgomery)       350,000         $0.001           $ 0.00
   Awards exercised                        -                          $    -
   Awards cancelled/expired       (6,449,333)         $0.00           $ 1.00
                                  ----------                    ------------
Balance at July 31, 2006           4,996,436    $.001-$1.50           $ 0.75
                                  ----------                    ------------

Note 8:  Income Taxes

A reconciliation of U.K. statutory income tax rate to the effective rate follows for the years ended July 31, 2005 and 2006:


                                                       Years Ended
                                                         July 30,
                                            --------------------------------
                                                 2006              2005
                                            ---------------   --------------
U.K. statutory federal
rate........................................         30.00%           30.00%
Net operating loss for which no tax
        benefit is currently available.....         (30.00%)         (30.00%)
                                            ---------------   --------------
                                                      0.00%            0.00%
                                            ===============   ==============

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements



At July 31, 2006, deferred U. K. income taxes were $-0-. U.K. pretax losses were approximately $1,200,000 and $600,000 respectively, for the years ended July 31, 2005 and 2006, subject to agreement with the UK Revenue authorities

At July 31, 2006 and July 31(,) 2005, we had a net operating tax losses available for carryfoward and offset against future taxable profits arising in the UK of approximately $5.6 million and $5.0 million respectively.

Note 9:  Acquisitions

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

Note 10: Finance raisings

April 2005, Financing

On April 15, 2005, we completed the sale of 863,845 units (the "Units"), each Unit consisting of one share of Series B 5% Convertible Preferred Stock, one warrant to purchase one share of the Company's common stock ("Stock Warrants"), and one warrant to purchase an additional unit ("Unit Warrants"). Such shares paid an annual dividend of 5% and were convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series B Preferred Stock commencing April 15, 2005. The Stock Warrants were exercisable from April 15, 2005 until April 15, 2008 at an

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


exercise price of $1.50 per share, subject to adjustment. The Unit Warrants were exercisable for a period of 180 days from the effective date of the registration statement at an exercise price of $0.65 per unit, subject to adjustment. All preferential amounts to be paid to the holders of Series B Preferred Stock were to have been be paid on a pari-passu basis with any preferential amounts to be paid to the holders of our Series A Preferred Stock, and prior to the common stock. As explained below the Units were subsequently exchanged for Notes issued under the September, 2005 Financing.

September 2005 Financing

On September 7, 2005, the Company entered into a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. Under the Distribution Agreement, the Company would have been able to sell to Cornell up to $500,000 in shares of its common stock (the "Common Stock") once every five trading days at a price of 97% of the lowest closing bid price (as reported by Bloomberg L.P.), of the Common Stock on the principal market where the Common Stock is traded for the five consecutive trading days following a notice by the Company to Cornell of its intention to sell shares.


Also on September 7, 2005, the Company entered into a Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd.. ("Montgomery"), an affiliated fund of Cornell, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000 was to have been funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 was to have been funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share.

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

The Debentures matured on the first anniversary of the date of issuance (September 7. 2006) and bear interest at the annual rate of 18% in cash. The Company was required to make monthly interest payments commencing on October 7, 2005, and to make monthly principal payments commencing on March 7, 2006.

Holders have the right to convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. In the event that the closing bid price of the Common Stock on the date that the Company provides advance written notice of redemption or on the date redemption is made exceeds the conversion price then in effect, the redemption will be calculated at 112% of the Debentures' face value.

As further security for its obligations under the above mentioned facilities, the Company has deposited into escrow 25,685,000 shares of common stock, these shares are deemed issued but not outstanding.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


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

On October 19, 2006, the Company entered into a Termination, Settlement, and Forbearance Agreement effective as of October 16 (the "Settlement Agreement"), with Cornell and Montgomery. The Settlement Agreement relates to the Distribution Agreement and the Purchase Agreement and included the following principal terms:

     o The Company shall pay Montgomery an aggregate of $348,000 (the "Funds") which represents all amounts owed by the Company to Montgomery under the Debenture as of October 19, 2006 including outstanding principal and interest. The Company shall pay the Funds to Montgomery monthly at the rate of $29,000 ("Monthly Payment") per calendar month, with the first payment being due and payable on November 15, 2006 and each subsequent payment being due and payable on the first business day of each subsequent month until the Funds are repaid in full.
     o Montgomery shall continue to have valid, enforceable and perfected first-priority liens upon and security interests in the Pledged Property and the Pledged Shares (each as defined in the Purchase Agreement transaction documents).
     o The Company and Montgomery agree that during the term of the Settlement Agreement, the Debenture shall not bear any interest and no liquidated damages shall accrue under any of the financing documents.
     o The Conversion Price (as set forth in the Debenture) in effect on any Conversion Date (as set forth in the Debenture) from and after the date hereof shall be adjusted to equal $0.05, which may be subsequently adjusted pursuant to the other terms of the Debenture.
     o Montgomery shall retain the Warrants issued in accordance with the Securities Purchase Agreement.
     o The Company and Cornell agree to terminate the Distribution Agreement and related transaction documents.

On November 29 , 2006, the Company issued two secured subordinated convertible notes to Triumph Small Cap Fund L.P. ("Triumph") in an aggregate principal amount of $440,000. The first note, in a principal amount of $275,000, was

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


issued in consideration of cash advances made to the Company by Triumph subsequent to July 31, 2006. The second note, in a principal amount of $165,000, was issued in exchange for a secured convertible note previously issued to Triumph under the terms of the April, 2005 Financing. The notes bear interest at the rate of 8% per annum and mature on April 30, 2008. The notes are convertible, at Triumph's option, into shares of the Company's common stock at a conversion price of $0.05 per share, subject to a 9.99% conversion restriction.

The Company is in discussions with the holders of the remaining Debentures (who are the Accredited Investors from its April, 2005 financing) with a view to restructuring those debentures on terms to be agreed.

May - July 2006 Financings

On May 5, 2006, we completed the sale of a percentage of future royalties pursuant to a Royalty Participation Agreement (the "Agreement") with The Rubin Family Irrevocable Stock Trust. The royalties to be paid pursuant to the Agreement are derived from the Patent License Agreement with Inverness Medical Innovations, Inc. (the "IMI Agreement") pursuant to which the Company will receive royalties from the sale of a Prothrombin blood clotting measuring device (the "IMI Royalties). The IMI Agreement is further described in the "Organization and Basis of Presentation" section of these financial statements. Subsequently the Company entered into a similar agreement with Triumph Research Partners LLP in respect of further advances made to us during June and July 2006.

Pursuant to these royalty participation agreements, the Company received the aggregate sum of $450,000 in exchange for 10% of the future IMI Royalties received by the Company, subject to the terms and conditions set forth in the Agreement (the "Royalty Payments"). The Royalty Payments shall be paid to The Rubin Family Irrevocable Stock Trust and Triumph Research Partners LLP ("The Investors") within 15 days of the end of the month in which the Company receives future IMI Royalties. The Company has the option to terminate the Agreement at any time, without penalty, by making a lump sum payment to the Investors equal to 300% of the funds received from the Investors pursuant to the Agreement, being $1,350,000. If no Royalty payments are made to the Investors by December 31, 2007, or if $450,000 of Royalty payments are not made by December 31, 2008, the Investors shall have the right to convert the advances made into a three year note with a face value of $1,350,000 accruing interest at 4% above prime and repayable in one bullet at the end of the term. In addition, if the aggregate payments made to the Investors under Agreements prior to December 31, 2007 are less than $450,000 and provided that the Company has raised at least $3,000,000 in the form of new equity finance, we are obliged to make an advance payment to the Investors (on account of future amounts payable to them) equal to the difference between $450,000 and the aggregate payments made prior to December 31, 2007 (capped at the amount by which the equity funding exceeds $3,000,000).


Subsequent Financings

As described more fully above, on November 14, 2006 The Company received new advances from Triumph amounting in aggregate to $275,000 and it has replaced its prior borrowings from Triumph (which were in default at July 31, 2007) with a new note in the amount of $165,000 (representing the principal and unpaid interest amounts at November 13, 2006.

In addition:

o As more fully described above, on October 19, 2006 the Company replaced its borrowings from Montgomery Equity Capital Ltd. (which were in default at July 31, 2007) with a new note (comprised of the principal plus accrued interest due on the old note at October 19, 2006) in the amount of $348,000;
o On November 14, 2006 the terms of our $1,800,000 Promissory Note with Westek Ltd were amended to address default conditions that had arisen, as described in Note 2;
o The Company is in negotiation with its other debenture holders aimed at regularizing other defaults (described in Note 12) and we continue in our ongoing efforts to raise new finance to support the cash needs of our ongoing activities. There is no assurance that we will be successful in our efforts to raise capital or to renegotiate the terms of the Notes that are in default; or to become a profitable company.

                      In Veritas Medical Diagnostics, Inc.
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Presentation in the Financial Statements
----------------------------------------

Accounting for the Royalty Participation Agreement (May - July, 2006 Financings)
--------------------------------------------------------------------------------

We have accounted for these transactions in accordance with EITF 1988 Issue 88-18 as Debt and have classified them as Long Term Debt on the balance sheet. We have calculated the maximum effective rate of interest underlying the Agreement at 37% p.a. by taking the what we consider to be the most prudent view of the possible cash payments required to relinquish our obligations under the Agreement (and therefore effectively repay the advances) and computing the inherent interest rate within that future cash payment stream. Interest on the amount advanced is included in interest expense and added to the amount of the Debt shown in the balance sheet. As payments are made to the Investors the Debt will be reduced accordingly and the estimated underlying interest rate may be amended in the light of better information in the future.

The following table shows the treatment of the Royalty Participation Agreement Advances in the Financial Statements at July 31, 2006.

Total Amount Advanced in the year ended July 31, 2007           $  450,000
Interest Imputed on Loan for the year ended July 31, 2007       $   29,000
                                                                ----------
Amount included under Long Term Debt                            $  479,000
                                                                ==========

Accounting for September, 2005 Financing
----------------------------------------

The Principal amount of unpaid Loan Notes at July 31, 2006 is shown separately on the balance sheet as Notes Payable. The total is classified within Long-term debt on the balance sheet, or, in the case of the amounts which fall due to be paid before July 31, 2007, within Current Liabilities as Current Portion of Notes Payable. In determining which amounts are classified as long term and which are classified as current we have taken account of restructurings which took place after July 31, 2007, described above.

The following table shows the composition and classification of the Principal amounts of Notes Payable in the balance sheet at July 31, 2006:

                                     Amount Maturing During     Total Principal
                                     the year ended July 31       Outstanding
                                        2007*         2008*       July 31, 2006

Montgomery Capital Partners          $   222,946    $   67,054    $  290,000
Triumph Small Cap Fund               $         0    $  140,000    $  140,000
Other Accredited Investors in the    $   416,500    $        0    $  416,500
  April 2004 Financing (see above)
                                     -----------    ----------    ----------
Notes Payable                        $   639,446    $  207,054    $  846,500
                                     ===========    ==========    ==========

* Classified within Current Liabilities
** Classified within Long Term Debt

All accrued interest payable under these Notes Payable is included in Current Liabilities under Accrued Interest Payable.


Note 11: Defaults upon Senior Securities

As explained in Note 10, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing. As of July 31, 2006, the arrears of due but unpaid interest was $92,121 and the arrears of unpaid but due principal were $487,200. As further explained in Note 10, the Company reached agreement subsequent to July 31, 2006 to restructure $440,000 of the principal value of the Debentures (out of a total of $865,000) causing that element of the default to become regularized. The Company is in discussion with the remaining debenture holders with a view to restructuring those and correcting the related defaults.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A. CONTROLS AND PROCEDURES


(a) Evaluation of Disclosure Controls and Procedures: As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no significant change in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.


(b)  Limitations  on  Effectiveness  of  Disclosure   Controls  and  Procedures:
Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.


                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth current information regarding our executive officers, senior managers and directors:



Name                           Age  Positions

Graham Cooper...............   58   Chairman, President, Chief Executive
                                     Officer

Martin Thorp................   54   Chief Financial Officer and Director

John Fuller.................   45   Director

John Fuller has been director since July 2001 and served as our President, Chief Executive Officer from July 2001 until June 2006. Mr. Fuller received his B.S. in Mechanical Engineering from Southampton University and a Masters of Business Administration from Warwick University.

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

Graham Cooper has been our Chairman since January 2000. In June 2006, Mr. Cooper was appointed as our President and Chief Executive Officer. For the past five years, Mr. Graham Cooper has been the principal stockholder of Westek, a computer trading company located in Manchester, England. Westek was the initial primary financing source to HET and is a business "angel" to other technology development stage companies.

Audit Committee

We do not have a separately designated standing audit committee.

Code of Ethics

We have adopted our Code of Ethics and Business Conduct for Officers, Directors and Employees that applies to all of our officers, directors and employees. The Code of Ethics was filed with the Annual Report on Form 10-KSB dated February 3, 2005.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "1934 Act") requires officers and directors of a company with securities registered pursuant to Section 12 of the 1934 Act, and persons who own more than 10% of the registered class of such company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the subject company with copies of all Section 16(a) forms filed. To our knowledge, the following Forms 3 and 4 required to be filed during the fiscal year ended July 31, 2006 were not filed timely: Martin Thorp Form 3 filed on August 4, 2006.

Item 10. Executive Compensation

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended July 31, 2006, 2005 and 2004 to (i) our Chief Executive Officer and (ii) our four most highly compensated officers, other than our Chief Executive Officer, whose total annual salary and bonus exceeded $100,000.

                                                          Summary Compensation Table


                                                        Annual                  Long-term
                                                     Compensation             Compensation
                                                ----------------------- --------------------------
                                                                           Awards       Payouts
                                                                        -------------- -----------
                                                                         Securities
                                                                         Underlying       LTIP        All Other
                                       Fiscal     Salary       Bonus      Options/      Payouts      Compensation
Name and Principal Position             Year        ($)         ($)       SARs (#)        ($)            ($)
------------------------------------- --------- ------------ ---------- -------------- ----------- -----------------
                                                                           Note 4                      Note 5
Graham Cooper
Chairman, President & CEO (1)           2006        27,000       0                          0                 0
                                        2005        27,000       0                          0                 0
                                        2004        27,000       0                          0                 0

John Fuller                             2006       225,000       0                          0                 0
Director (2)                            2005       270,000       0                          0                 0
(Former President and CEO)              2004       270,000       0       4,829,500          0                 0

Brian Cameron                           2006       180,000       0                          0           135,000
Former Chief Operation Officer (4)      2005       270,000       0                          0                 0
                                        2004       270,000       0       4,829,500          0                 0


(1) Mr. Cooper was appointed President and Chief Executive Officer in June, 2006 and was previously (and still remains) the Chairman of the Board of directors

(2) Mr. Fuller resigned as President and Chief Executive Officer of the Company in June, 2006. He remains a director of the Company.

(3) Mr. Cameron resigned as a Director and as the Chief Operations Officer in May, 2006.

(4) Stock options shown in this table represent options to purchase shares of the Company's common stock.

o The options awards shown in 2004 were granted to Mr. Fuller and Mr. Cameron under the terms of their respective employment contracts. Those options were subject to certain performance criteria being met by the Company by the date that those options vest. The options vest in three equal installments of 1,609,833. in May 2006, 2007 and 2008. At the first vesting date the performance criteria had not been met and those options have therefore lapsed. In addition when Mr. Cameron resigned all of the options referred to above lapsed.

(5) Mr. Cameron resigned as a director in May 2006 and, under the terms of his employment contract, was entitled to compensation, which is the amount shown in the column headed "all other compensation" above.

(7) Directors are generally paid in pounds sterling. For the purposes of dollar presentation and comparability between years the amounts shown above are translated at the average rate in effect for the year ended July 31, 2006.

Options Grants in Last Fiscal Year

The following table sets forth information with respect to grants of options to purchase our common stock under our 2005 Incentive Stock Plan to the named executive officers during the fiscal year ended July 31, 2006.


                                                                 Percent of Total
                                                                    options/SARs
                                        Number of Securities        Granted
                                         Underlying Options/  to Employees
Name                                         SARs Granted         in Fiscal Year      Excerise Price       Expiration
--------------------------------------   ---------------------  -------------------  ---------------     ------------
                                                  (#)                                     ($/Sh)
Martin Thorp                                    150,000             21%                    0.55         January 1, 2012

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth with respect to the named executive officers information with respect to options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of our common stock.

                                                       Number of Securities Underlying    Value of  In The
                                                       Unexercised Options at July          Money Options At
                                                                   31, 2006                   July 31, 2006(1)
                                                       -------------------------------    ----------------------------
                                  Shares Value
                             Acquired on   Realized                      Unexercisable   Exercisable    Unexercisable
           Name              Exercise (#)     ($)      Exercisable (#)        (#)            (#)             (#)
---------------------------  ------------  --------    ---------------   -------------   -----------    -------------
John Fuller                     0            0             6,439,437        3,219,667         0             0

Brian Cameron                   0            0             6,439,437                0         0             0

Martin Thorp                    0            0                50,000          150,000         0             0

The exercisable options owned by Mr. Fuller and Mr. Cameron are options to acquire shares held by the Hall Effect Medical Products Employee Benefit Trust.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of November, 2006 by each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; each of our executive officers and directors; and all of our executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o The Green House, Beechwood Business Park North, Inverness, Scotland IV2 3BL.


      Name of Beneficial Owner              Number of Shares            Class of Stock       Percentage Outstanding (1)
                                           Beneficially Owned
------------------------------------- ------------------------------ ---------------------- --------------------------
Abacus Trust Company Limited (2)               19,328,381               Preferred Stock                33.2%
Unit 2, Taurus Park
Europa Boulevard
Warrington WA5 7YT
England
------------------------------------- ------------------------------ ---------------------- --------------------------

Rodney Philip Jackson                           6,392,695               Preferred Stock                10.9%
The Green House
Beechwood Business Park North
Inverness, Scotland IV2 3BL
------------------------------------- ------------------------------ ---------------------- --------------------------
HEMP Trustees Limited                          12,878,873                Common Stock                  22.1%
10 Foster Lane
London, England
EC2V 6HR
------------------------------------- ------------------------------ ---------------------- --------------------------
Rubin Family Irrevocable Stock                  4,674,541                Common Stock                   8.0%
Trust (3)
25 Highland Boulevard
Dix Hills, New York 11730
------------------------------------- ------------------------------ ---------------------- --------------------------
John Fuller (4)                                 6,537,487                Common Stock                  11.2%
Easter Shian, Glen Quaich
Amulree, Perthshire
PH8 0DB
Scotland
------------------------------------- ------------------------------ ---------------------- --------------------------
Brian Cameron (5)                               6,513,335                Common Stock                  11.1%
Campbell Cairns, Craigellachie
Aberlour, Banffshire
Scotland
------------------------------------- ------------------------------ ---------------------- --------------------------
Graham Cooper  (2)                                      0                Common Stock                    *
Rock Cottage
Finsthwaite
Cumbria
United Kingdom
LA12 8BH
------------------------------------- ------------------------------ ---------------------- --------------------------
Martin E. Thorp (6)                             2,200,000                Common Stock                   3.7%
31 Vogan's Mill Wharf
17 Mill Street,
St Savior's Dock
Tower Bridge
London SE1 2BZ7
------------------------------------- ------------------------------ ---------------------- --------------------------
All directors and executive                    11,859,154               Common stock                   20.3%
officers as a group (5 persons)
------------------------------------- ------------------------------ ---------------------- --------------------------

* less than 1%

(1) Applicable percentage ownership is based on 58,178,467shares of common stock outstanding as of November 7, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of November 7, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(2) Consists of shares of 4% voting preferred stock, convertible on or after October 31, 2005 into 19,328,381 shares of common stock. Abacus Trust Company Limited is acting as trustee for the Westek Limited Employee Trust. Graham Cooper, our President and Chief Executive Officer is a beneficiary of the Westek Limited Employee Trust.

(3) Excludes an aggregate of 2,785,310 shares of common stock owned by Andrew Rubin, Lynda Rubin and Lisa Diaz, the children of Robert M. Rubin and by the grandchild of Robert M. Rubin, the settlor of the Rubin Family Irrevocable Stock Trust. Mr. Rubin disclaims beneficial interest in the shares owned by the Rubin Family Irrevocable Stock Trust or by his children and grandchild.

(4) Consists of (i) 6,439,437 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Fuller holds options to purchase (ii) 98,050 shares issued to Mr. Fuller in consideration of his cancellation of certain obligations owed to him by HET and Jopejo. Mr. Fullers other share options which were granted on or before November 7, 2006 but which have not yet vested (options over an aggregate of 5,219,666) have been excluded from this table

(5) Consists of (i) 6,439,436 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Cameron holds options to purchase, and
(ii) 73,899 shares issued to Mr. Cameron in consideration of his cancellation of certain obligations owed to him by HET and Jopejo.

(6) This does not include options to acquire 5,850,000 shares granted before November 7, 2006 but which have not yet vested.yet .

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Graham Cooper, our Chairman, President and Chief Executive Officer, is also the Chairman and principal stockholder of Westek Limited, a creditor of the Company.

In July 2004, Westek agreed to release the Company from $2,030,298 of previously accumulated advances in exchange for a noninterest-bearing promissory note totalling $1,800,000. The Company reflected a capital contribution totaling $2,030,298 in its financial statements at that time. The promissory note was payable in full by September 30, 2006. Under the terms of the note, the Company is obligated to make repayments of the principal amount earlier than September 30, 2006 out of any equity or equity type financings made before that date by applying an agreed percentage of the aggregate net proceeds from any such equity or equity-type financings. The agreed percentage is 56% of any net proceeds which exceed $2,000,000 (up to $3,000,000) and 25% of all net proceeds in excess of $3,000,000. As of July 31, 2007, the Company is indebted to Westek in the amount of $1,783,440, net of discount of $16,560.

On November 13, 2006, the Company and Westek Limited entered into an amendment (the "Amendment") to the Loan Agreement dated as of June, 2004. Pursuant to the Amendment, the maturity date of the Loan has been extended to March 31, 2008, and the Loan will bear interest at the rate of 10% beginning in October 2007. The Loan has an outstanding principal balance of $1,800,000 as of November 13, 2006..

Graham Cooper, the Company's Chairman, President and Chief Executive Officer, is the principal stockholder of Westek Limited.

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

10.8 Certificate of the Powers, Designations, Preferences and Rights of the Series B Preferred Stock (As incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).

10.9 Form of Subscription Agreement - April 2005 private placement (As incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).

10.10 Form of Common Stock Purchase Warrant - April 2005 private placement (As incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).

10.11 Form of Unit Warrant - April 2005 private placement (As incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).

10.12 Form of Registration Rights Agreement - April 2005 private placement (As incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 21, 2005).

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

10.27 Royalty Participation Agreement dated May 3, 2006 by and between In Veritas Medical Diagnostics, Inc. and The Rubin Family Irrevocable Stock Trust (as incorporated by reference to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 11, 2006.

10.28 Termination, Settlement and Forbearance Agreement dated October 19, 2006 between In Veritas Medical Diagnostics, Inc., Montgomery Equity Partners Ltd. and Cornell Capital Partners L.P. (as incorporated by reference to the Company's Current Report on Form 8- K filed with the Securities and Exchange Commission on October 25 2006.

10.28 Amendment No. 1 to Loan Agreement between In Veritas Medical Diagnostics, Inc. and Triumph Small Cap Fund, Inc. (as incorporated by reference to the Form 8-K filed with the Securities & Exchange Commission on November 21, 2006)

10.29 Purchase Agreement between In Veritas Medical Diagnostics, Inc. and Triumph Small Cap Fund, Inc.

10.30 Exchange Agreement between In Veritas Medical Diagnostics, Inc. and Triumph Small Cap Fund, Inc.

10.31     Form of 8% Secured Subordinated Convertible Debenture

10.32     Subordinated   Security   Agreement   between   In   Veritas   Medical
          Diagnostics, Inc. and Triumph Small Cap Fund, Inc

14.1 Code of Ethics and Business Conduct for Officers, Directors and Employees. (as incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 3, 2005).

21 List of Subsidiaries (as incorporated by reference to the Annual Report on Form 10-KSB, filed with the Securities and Exchange Commission on February 3, 2005).

31.1 Certification by Graham Cooper, President and Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2      Certification by Martin Thorp,  Chief Financial  Officer,  pursuant to
          Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by Graham Cooper, President and Chief Executive Officer, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2      Certification by Martin Thorp,  Chief Financial  Officer,  pursuant to
          Section 906 of the Sarbanes-Oxley Act of 2002.

Item 14. Principal Accounting Fees and Services

Audit fees

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10KSB, and for other services normally provided in connection with statutory filings were $42,823 and $29,497 for the years ended July 31, 2006 and July 31, 2005, respectively.

Audit-Related Fees

No audit-related fees were incurred for the years ended July 31, 2006 and July 31, 2005.

Tax Fees

The aggregate fees billed for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning were $2,700 and $1,800 for the years ended July 31, 2006 and July 31, 2005. The services for which such fees were paid consisted of filing tax returns of group companies.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2006 and July 31, 2005.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       IN VERITAS MEDICAL DIAGNOSTICS INC.





Dated:   December 1, 2006           By:  /s/ Graham Cooper
                                        ------------------
                                        Graham Cooper
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)



Dated:   December 1, 2006           By:  /s/ Martin Thorp
                                        -----------------
                                        Martin Thorp
                                        Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)




PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES
INDICATED:

            NAME                      TITLE                            DATE
--------------------------------------------------------------------------------

/s/ Graham Cooper              President, Chief Executive      December 1, 2006
---------------                Officer and Chairman
Graham Cooper                  (Principal Executive Officer)


/s/ Martin Thorp               Chief Financial Officer         December 1, 2006
----------------               and Director
Martin Thorp                   (Principal Financial and
                               Accounting Officer)

/s/
----------------               Director
John Fuller