Form 10QSB
period 2006-10-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2006-12-15
CIK 1142733

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended October 31, 2006

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 6, 2006, the registrant had 83,908,457 shares of common stock issued, 25,685,000 shares of common stock held in escrow which are deemed as issued but not outstanding, and 58,223,457 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                      INDEX

Page

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.                                           F-1

Item 2.  Management's Discussion and Analysis or Plan of Operations.       2

Item 3.  Controls and Procedures                                           7

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.                                                7

Item 2.  Unregistered Sale of Equity Securities and Use of Proceeds        7

Item 3.  Defaults Upon Senior Securities                                   7

Item 4.  Submission of Matters to a Vote of Security Holders.              8

Item 5.  Other Information                                                 8

Item 6.  Exhibits.                                                         8

Signatures.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                  INDEX TO UNAUIDTED CONDENSED FINANCIAL STATEMENTS

                                                                                                        Page
                                                                                                  ----------------



Unaudited Condensed Consolidated Balance Sheet at October 31, 2006                                      F-2

Unaudited Condensed Consolidated Statements of Operations for the three months ended October 31, 2006 and 2005 and for the period from March 26, 1997
     (Inception) through October 31, 2006                                                               F-3

Unaudited Condensed Consolidated Statements of Accumulated Other Comprehensive
     Loss for the three months ended October 31, 2006 and 2005 and for the
     period from March 26, 1997 (Inception) through October 31, 2006                                    F-4

Unaudited Condensed Statement of Changes in Shareholders' Deficit for the period from
     March 26, 1997 (Inception) through October 31, 2006                                                F-5

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended October 31, 2006 and 2005 and for the period
     from March 26, 1997 (Inception) through October 31, 2006                                           F-6

Notes to the Unaudited Condensed Consolidated Financial Statements                                      F-7

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2006
                                  (UNAUDITED)


  Assets
Current assets:
    Cash                                                                            $    40,102
    Accounts receivable                                                                  12,016
    Prepaid expenses and other                                                          190,585
                                                                                    -----------
               Total current assets                                                     242,703
Property and equipment, net (Note 3)                                                      9,869
Intangible assets:
    Patent costs (note 4)                                                               133,664
                                                                                    -----------

                                                                                    $   386,236
                                                                                    ===========

                       Liabilities and Shareholders' Deficit

Current liabilities:
    Accounts payable                                                                $   794,278
    Accrued interest payable                                                            420,163
    Accrued liabilities                                                                 324,017
    Indebtedness to related parties (Note 2)                                            189,285
    Current portion of Long Term Notes Payable (Note 10)                                704,470
    Short term advance from Related Party (Note 10)                                      50,000
                                                                                    -----------
               Total current liabilities                                              2,482,213

Long-term debt:
    Convertible Loan Notes (Note 10)                                                    500,000
    Royalty Participation Agreement advances (Note 10)                                  523,300
    Notes payable, related party (Note 10)                                            1,800,000
                                                                                    -----------
               Total liabilities                                                      5,305,513
                                                                                    -----------

Shareholders' deficit:
    Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference of $8 million)
      Series A Preferred stock, 34,343,662 shares issued and outstanding (Note 6)        34,344
    Common stock, $.001 par value, 500,000,000 shares authorized,
      83,908,457 shares issued, 25,685,000 held in escrow, and
      58,223,457 shares outstanding                                                      83,908
    Stock issued as security for convertible debentues (Note 10)                     (3,339,050)
    Additional paid-in capital                                                        8,332,355
    Accumulated other comprehensive loss- foreign currency adjustment                  (409,067)
    Deficit accumulated during the development stage                                 (9,621,767)
                                                                                    -----------

               Total shareholders' deficit                                           (4,919,277)
                                                                                    -----------

                                                                                    $   386,236
                                                                                    ===========

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)

                                                                              March 26, 1997
                                                 Three Month Period Ended       (Inception)
                                                         Oct-31                   Through
                                               ----------------------------       Oct-31
                                                   2006            2005            2006
                                               ------------   -------------    ------------

Net sales and gross revenues:
    Net sales                                  $         --    $    352,993    $  3,571,807
    Cost of sales                                        --              --         242,097
                                               ------------    ------------    ------------

                   Gross profit                          --         352,993       3,329,710
                                               ------------    ------------    ------------

Operating expenses:
    Research and development                        183,258         273,398       5,172,979
    Legal & Professional                             27,179          65,205       1,012,239
    Stock options expense                           223,843           5,871         338,920
    Selling and marketing                            61,653              --         404,207
    General and administrative                      168,891         187,005       5,027,754
                                               ------------    ------------    ------------

    Total operating expenses                        664,824         531,479      11,956,099
                                               ------------    ------------    ------------

       Loss before other income                    (664,824)       (178,486)     (8,626,389)

Nonoperating income (expense):
    UK government grant (Note 1)                         --              --         291,398
    Interest expense                               (201,572)        (44,691)       (860,329)
    Loan Finance issue costs                             --         (77,761)       (708,279)
    Costs of aborted financing                           --              --        (113,400)
    Compensation payment to former director              --              --        (135,000)
    Gain (loss) on foreign exchange                      --          19,698        (132,378)
    Gain (loss) from extinguishments of debt             --              --         662,610
                                               ------------    ------------    ------------


       Loss before income taxes                    (866,396)       (281,240)     (9,621,767)

    Income tax provision                                 --              --              --
                                               ------------    ------------    ------------

                   Net loss                    $   (866,396)   $   (281,240)   $ (9,621,767)
                                               ============    ============    ============

Basic and diluted loss per share               $      (0.02)   $     (0.005)
                                               ============    ============

Loss per share available to
common shareholders                            $      (0.02)   $     (0.005)
                                               ============    ============

Weighted average number of common shares
    outstanding                                  57,053,457      54,638,212
                                               ============    ============

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
    CONDENSED CONSOLIDATED STATEMENTS OF ACCUMULATED OTHER COMPREHENSIVE LOSS
                                   (UNAUDITED)


                                                                                     March 26, 1997
                                                     Three Month Period Ended         (Inception)
                                                            October 31,                 Through
                                                  ------------------------------       October 31,
                                                        2006            2005             2006
                                                  --------------   -------------    ---------------

Net loss                                          $     (866,396)  $    (281,240)   $    (9,621,767)

Other comprehensive loss, net of tax:
    Cumulative translation adjustment                     39,911         (35,869)          (409,067)
                                                  --------------   -------------    ---------------

                   Comprehensive loss             $     (826,485)  $    (317,109)   $   (10,030,834)
                                                  ==============   =============    ===============

          See accompanying notes to consolidated financial statements.

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                          (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)

                                       Preferred Stock
                                          Series A           Series B         Common Stock                  Additional
                                                                                 Shares                      paid-in   Stock issued
                                     Shares   Par Value  Shares   Par Value  Issued  Outstanding Par Value   capital    as security

Balance, March 26, 1997                   --     $   --       --  $     --          --        --     $   --   $     --     $     --
October 2000, sale of stock,
   ($0.0035/share)                 4,366,377      4,366       --        --          --                          10,874
December 2001, sale of stock,
   ($0.0035/share)                 6,545,703      6,546       --        --          --                          16,301
October 2001, sale of stock,
   ($0.0202/share)                23,431,582     23,432       --        --          --        --         --    448,906

Foreign currency
   translation adjustment                 --         --       --        --          --        --         --         --
Net loss                                  --         --       --        --          --        --         --         --
                                  ----------  --------- -------- ---------   ---------  --------  ---------  ---------  -----------
Balance, July 31, 2001            34,343,662     34,344                             --        --         --    476,081           --

Foreign currency
   translation adjustment                 --         --       --        --          --         --        --         --
Net loss                                  --         --       --        --          --         --        --         --
                                  ----------  --------- -------- ---------   ---------  --------  ---------  ---------  -----------
Balance, July 31, 2002            34,343,662     34,344       --        --          --         --        --    476,081           --

Foreign currency
   translation adjustment                 --         --       --        --          --         --        --         --
Net loss...                               --         --       --        --          --         --        --         --
                                  ----------  --------- -------- ---------   ---------  --------  ---------  ---------  -----------
Balance, July 31, 2003            34,343,662     34,344       --        --          --         --        --    476,081           --

Merger with HEMP (Note 8)                 --         --       --        --  38,397,164 38,397,164    38,397    (29,397)
   July 2004, merger with
   SIPC                                   --         --       --        --  10,550,000 10,550,000    10,550    (10,688)
   July 2004, issuance
   of common stock for bridge
   loans, ($0.2750/share)                 --         --       --        --   1,636,233  1,636,233     1,636    448,364
July 2004, issuance of common
   stock for services,
   ($0.4093/share)                        --         --       --        --     239,289    239,289       239     97,702
Foreign currency
   translation adjustment                 --         --       --        --          --         --        --         --
Reclassification of debt
   forgiveness
   by Westek (Notes 2 and 9)              --         --       --        --          --         --        --  2,030,298

Net loss                                  --         --       --        --          --         --        --         --
                                  ----------  --------- -------- ---------   ---------  --------  ---------  ---------  -----------
Balance, July 31, 2004            34,343,662     34,344       --        --  50,822,686 50,822,686   $50,822 $3,012,360  $        --

August 2004, additional paid
   in capital from bridge loans
   exchanged for shares                   --         --       --        --          --         --        --     17,495

                                                                                    --         --        --     (6,000)
Conversion of Preferred Stock
   into Debenture                         --         --       --        --     694,550    694,550       695    427,695
December 2004, issuance of
   stock for interest on bridge
   loan                                   --         --       --        --      60,096     60,096       60      76,100
March 2005, issuance of stock for
   services                               --         --       --        --     100,000    100,000      100      62,880
April 2005, issuance of stock
   warrants for services                  --         --       --        --          --         --       --      17,295
April 2005, sale of preferred
   Series B stock net of $97,995
   offering costs ($.001 par),
   ($0.65/share)                          --         --  617,692       618          --         --       --     302,887
April 2005, issuance of stock for
   debt forgiveness                       --         --  246,152       246          --         --       --     159,754
June 2005, issuance of stock
   options for services                   --         --       --        --          --         --       --      35,403
Reversal of conversion of
   convertible preferred shares   (1,301,178)    (1,301)      --        --   1,301,178  1,301,178    1,301          --
July 2005, issuance of stock
   for services                           --         --       --        --     120,000     120,000     120      35,288
July 2005, issuance of stock
   for conversion of debt                 --         --       --        --   1,162,791   1,162,791   1,163     278,047
Foreign currency translation
   adjustment                             --         --       --        --          --          --      --          --
Net loss                                  --         --       --        --          --          --      --          --
                                  ----------  --------- -------- ---------  ----------  ---------- -------  ----------  -----------
Balance July 31, 2005             33,042,484     33,043  863,844       864  54,261,301  54,261,301 $54,261   4,419,204           --

Conversion of common stock into
   debentures (Note 10)                   --         -- (863,844)     (864)         --          --      --    (555,636)          --
Conversion of preferred stock
   into common stock               1,301,178      1,301       --        --  (1,301,178) (1,301,178) (1,301)         --           --
Shares issued as security for
   convertible debtures
   (Notes 5 and 10)                       --         --       --        --  25,685,000          --  25,685   3,313,365   (3,339,050)
Stock Issued for services
   (August 2005)                          --         --       --        --      28,000      28,000      28       3,612           --
Stock Issued for services
   (August 2005)                          --         --       --        --     427,000     427,000     472      60,888           --
Stock Issued for services
   (September 2005)                       --         --       --        --     805,000     805,000     805     132,020           --
Stock Issued for services
   (September, 2005)                      --         --       --        --     750,000     750,000     750     254,250           --
Stock Issued for services
   (May 2006)                             --         --       --        --     875,000     875,000     875      86,625           --
Stock Issued for services
   (June 2006)                            --         --       --        --      83,334      83,334      83       8,251           --
Foreign currency translation
   adjustment                             --         --       --        --          --          --      --          --           --

January, 2006, Issuance of
   stock options for services             --         --       --        --          --          --      --      62,379
 September 2005 issuance of stock
 warrants in connection with
 financing                                --         --       --        --          --          --      --      45,164           --
Net loss                                  --         --       --        --          --          --      --          --           --

                                  ----------  --------- -------- ---------  ----------  ---------- -------  ----------  -----------
Balance July 31, 2006             34,343,662    $34,344        0     $   0  81,613,457  55,928,457 $81,658  $7,830,122  $(3,339,050)
                                  ==========  ========= ======== =========  ==========  ========== =======  ==========  ===========

Discount on issue of loan
   note (Note 10)                                                                                               62,640
Issuance of stock for services
   (October, 2006)                                                           1,000,000   1,000,000   1,000      67,000
Issuance of stock for services
   (October, 2006)                                                           1,250,000   1,250,000   1,250     148,750
October, 2006 issuance of stock
   options for services                                                                                        223,843
Foreign currency translation
   adjustment
Net Loss
                                  ----------  --------- -------- ---------  ----------  ---------- -------  ----------  -----------
Balance October 31, 2006          34,343,662    $34,344        0         0  83,908,457  58,223,457 $83,908  $8,332,355  $(3,339,050)
                                  ==========  ========= ======== =========  ==========  ========== =======  ==========  ===========

(1) Drop

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                          (A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' DEFICIT (UNAUDITED)
                                   (Continued)


                                         Deficit
                                       Accumulated
                                         During        Other
                                      Development   Comprehensive
                                          Stage          Loss        Total


Balance, March 26, 1997                        --     $   --        $   --
October 2000, sale of stock,
   ($0.0035/share)                             --         --        15,240
December 2001, sale of stock,
   ($0.0035/share)                             --         --        22,847
October 2001, sale of stock,
   ($0.0202/share)                             --         --       472,338
Foreign currency
   translation adjustment                      --     21,203        21,203
Net loss                               (1,350,829)        --    (1,350,829)
                                        ---------  ---------     ---------
Balance, July 31, 2001                 (1,350,829)    21,203      (819,201)

Foreign currency
   translation adjustment                      --   (140,377)     (140,377)
Net loss                               (1,007,362)        --    (1,007,362)
                                        ---------  ---------     ---------
Balance, July 31, 2002                 (2,358,191)  (119,174)   (1,966,940)

Foreign currency
   translation adjustment                      --   (185,391)     (185,391)
Net loss                               (1,080,619)        --    (1,080,619)
                                        ---------  ---------     ---------
Balance, July 31, 2003                 (3,438,810)  (304,565)   (3,232,950)


Merger with HEMP (Note 8)                      --         --         9,000
July 2004, merger with
   SIPC                                        --         --          (138)
July 2004, issuance
   of common stock for bridge
   loans, ($0.2750/share)                      --         --       450,000
July 2004, issuance of common
   stock for services,
   ($0.4093/share)                             --         --        97,941
Foreign currency
   translation adjustment                      --   (339,750)     (339,570)
Reclassification of debt
   forgiveness
   by Westek (Notes 2 and 9)                   --         --     2,030,298

Net loss                               (1,016,972)        --    (1,016,972)
                                        ---------  ---------     ---------


Balance, July 31, 2004                 (4,455,782)  (644,135)   (2,002,391)

                                               --         --        (6,000)
August 2004, additional paid
   in capital from bridge loans
   exchanged for shares                        --         --        17,495
Conversion of Preferred Stock
   into Debenture                              --         --       428,390
December 2004, issuance of
   stock for interest on bridge
   loan                                        --         --        76,160
March 2005, issuance of stock for
   services                                    --         --        62,980
April 2005, issuance of stock
   warrants for services                       --         --        17,295
April 2005, sale of preferred
   Series B stock net of $97,995
   offering costs ($.001 par),
   ($0.65/share)                               --         --       303,505
April 2005, issuance of stock for
   debt forgiveness                            --         --       160,000
June 2005, issuance of stock
   options for services                        --         --        35,403
Reversal of conversion of
   convertible preferred shares                --         --            --
July 2005, issuance of stock
   for services                                --         --        35,408
July 2005, issuance of stock
   for conversion of debt                      --         --       279,210
Foreign currency translation
   adjustment                                  --    274,643       274,643
Net loss                               (2,450,792)        --    (1,848,797)
                                        ---------  ---------     ---------
Balance July 31, 2005                 $(6,906,574) $(369,492)   (2,768,694)

Conversion of common stock into
   debentures (Note 10)                        --         --      (556,500)
Conversion of preferred stock
   into common stock                           --         --            --
Shares issued as security for
   convertible debtures
   (Notes 5 and 10)                            --         --            --
Stock Issued for services
   (August 2005)                               --         --         3,640
Stock Issued for services
   (August 2005)                               --         --        61,360
Stock Issued for services
   (September 2005)                            --         --       132,825
Stock Issued for services
   (September, 2005)                           --         --       255,000
Stock Issued for services
   (May 2006)                                  --         --        87,500
Stock Issued for services
   (June 2006)                                 --         --         8,334
Foreign currency translation
   adjustment                                  --    (79,486)      (79,486)
January, 2006, Issuance of
   stock options for services                  --         --        62,379
 September 2006 issuance of stock
 warrants in connection with
 financing                                     --         --        45,164
Net loss                               (1,848,797)        --    (1,848,797)
                                      -----------  ---------   -----------
Balance July 31, 2006                  (8,755,371) $(448,978)  $(4,597,275)
                                      ===========  =========   ===========

Discount on issue of loan
   note (Note 10)                                                   62,640
Issuance of stock for services
   (October, 2006)                                                  68,000
Issuance of stock for services
   (October, 2006)                                                 150,000
October, 2006 issuance of stock
   options for services                                            223,843
Foreign currency translation
   adjustment                                         39,911        39,911
Net Loss                                 (866,396)                (866,396)
                                      -----------  ---------   -----------
Balance October 31, 2006              $(9,621,767) $(409,067)  $(4,919,277)
                                      ===========  =========   ===========

                      IN VERITAS MEDICAL DIAGNOSTICS, INC.
                         (A DEVELOPMENT STAGE COMPANY)
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (UNAUDITED)

                                                                                           March 26, 1997
                                                                    Three Months Ended       (Inception)
                                                                       October 31,            Through
                                                               --------------------------    October 31,
                                                                   2006           2005          2006
                                                               -----------    -----------    -----------

Cash flows from operating activities:
   Net loss                                                    $  (866,396)   $  (281,240)   $(9,621,767)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation and amortization                                 3,700          8,189        155,234
       Intercompany interest income                                     --             --        242,382
       Interest imputed (non cash)                                  63,470         92,470
       Stock issued for compensation and services                  441,842        391,465      1,677,520
       Stock issued for interest                                        --         61,360         86,160
       Gain (loss) on debt forgiveness                                  --             --       (662,610)
       Changes in operating assets and liabilities:
           Receivables                                             182,771       (118,650)       (37,667)
           Prepaid expenses and other current assets              (150,864)      (131,219)      (168,332)
           Deferred debt issue costs                                    --       (195,359)            --
           Accounts payable                                       (208,158)       (10,204)       754,635
           Accrued expenses                                         (6,751)        77,070        684,445
           Accrued interest payable                                 53,682             --         53,682
           Accounts payable (related party)                         (5,194)            --        116,540
           Other                                                    36,637        (28,786)        81,941
                                                               -----------    -----------    -----------
                Net cash used in
                  operating activities                            (455,261)      (227,374)    (6,545,367)
                                                               -----------    -----------    -----------

Cash flows from investing activities:
   Acquisition of patents                                          (34,587)        (7,360)      (133,665)
   Acquisition of equipment                                             --         (3,481)      (151,209)
                                                               -----------    -----------    -----------
                Net cash used in
                  investing activities                             (34,587)       (10,841)      (284,874)
                                                               -----------    -----------    -----------

Cash flows from financing activities:
   Advances from affiliates                                             --             --      4,378,963
   Repayments of advances from affiliates                               --        (96,203)      (728,426)
   Advances from related parties                                    50,000             --        133,050
   Proceeds from issuance of preferred stock                            --             --        813,930
   Discount on notes payable                                            --             --        144,382
   Proceeds from Royalty Participation Agreement                        --             --        450,000
   Proceeds from issue of Loan Notes                               335,000             --      1,597,495
   Interest payable reclassified as Loan Notes                      83,000             --         73,000
                                                               -----------    -----------    -----------
                Net cash used in
                  financing activities                             468,000        (96,203)     6,862,394
                                                               -----------    -----------    -----------

Effect on cash from foreign currency translation                       710             --          7,950

                Net change in cash and
                  cash equivalents                                 (21,138)         2,232         40,102

Cash and cash equivalents:
   Beginning of period                                              61,240         46,191             --
                                                               -----------    -----------    -----------

   End of period                                               $    40,102    $    48,423    $    40,102
                                                               ===========    ===========    ===========

Supplemental disclosure of cash flow information:
  Cash paid during the year for:
     Income taxes                                              $        --    $        --    $        --
                                                               ===========    ===========    ===========
     Interest                                                  $        --    $        --    $        --
                                                               ===========    ===========    ===========

Non-cash financing activities:
   Conversion of note payable to common stock                  $        --    $   450,000    $   700,000
   Conversion of interest to common stock                               --             --         86,160
   Stock-based compensation                                        441,842             --      1,053,955
                                                               -----------    -----------    -----------
                                                               $   441,842    $   450,000    $ 1,840,115
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


Note 1: ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of October 31, 2006 and our results of operations and cash flows for the three month period ended October 31, 2006 and 2005 and the period from March 26, 1997 (date of inception) to October 31, 2006. The results of operations for the three months ended October 31, 2006 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet presented herein has been derived from the audited financial statements included in the Form 10-KSB for the fiscal year ended July 31, 2006, filed with the Securities and Exchange Commission. Interim financial data presented herein are unaudited.

Certain footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. The condensed financial statements in this report should be read in conjunction with the financial statements and notes thereto included in the Form 10-K for the year ended July 31, 2006.

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7. We are devoting substantially all of its present efforts to developing new products. Our planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

We have reported net losses of $1,848,797, $2,450,792 and $8,755,370 for the fiscal years ended July 31, 2006, 2005 and for the period from the date of inception, March 26, 1997 to July 31, 2006, respectively. The loss from date of inception, March 26, 1997 to October 31, 2006 amounts to $ 9,621,767. We had substantial net current liabilities at October 31, 2006 of $2,239,513 and cash balances of $ 40,102. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

As explained in Note 9 we were in default on several of our Loan Notes at July 31, 2006. Our major creditors and Loan Note holders have continued to work with us to restructure our obligations to enable us to match future payments with our future working capital plans and several Loan Note holders have formally restructured their advances to us in the three month period ended October 31, 2006 and all major trade creditors have agreed to accept a phased payment plan to address overdue payables. This restructuring includes restructuring a major loan note from Westek Limited, a related party, as further described in Note 2.

As further explained in Note 9, not all of the planned arrangements and discussions have yet been formalized and we continue to be in default of the repayment conditions of some of our Loan Notes, therefore, although we are in continued positive discussions with those Loan Note holders and creditors, their continued forbearance can not be assured with certainty. Our ability to continue normal operations will depend on (i) the continued forbearance of these Note holders and creditors; (ii) our continued ability to raise additional funds through various potential sources such as equity and debt financing and government grants, which is a continuous part of our business process; (iii) our ability to develop new products and obtain new revenue generating contracts; and
(iv) the market success of our first product to market, described below. Such sources of finance and credit may not become available as needed or be available on acceptable terms or be maintained, as appropriate. Through October 31, 2006, a significant portion of our financing has been through the sale of equity securities and convertible notes in private placements and the exercise of stock options. Until and unless our operations generate significant revenues, we expect to continue to fund our operations from the sources of capital previously described. There can be no assurance that we will be able to raise the capital needed on acceptable terms, if at all.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Prior to July 31, 2006 we recorded revenues from billings made under a Research and Development Contract with Inverness Medical Innovations (IMI), dated November 2002. Under the terms of this contract (and a related Patent License Agreement, both subsequently amended throughout the contract field work) we jointly developed, with IMI, the technology underlying a new product (a prothrombin measurement device which is used for the measurement of coagulation of blood in patients at risk of heart disease and stroke) ("The PT Product"). In July 31, 2006 our involvement in the development of this product was finished and we anticipate that the product will be launched into the global markets in 2007. The product is to be sold by IMI and we have no influence over the marketing and sales process. Under the terms of our agreements with IMI we are entitled to two types of revenue stream: (a) billings to IMI for our development work during the product development phase ("Development Revenues") and (b) the receipt of 2% of all future net sales proceeds arising from the sale of The PT Product ("Royalty Income"). Development Revenues ceased with the completion of the development of The PT Product in July, 2006. Royalty Income will start to be earned as sales of The PT Product commence. The commencement of the sale of this product will mark our moving out of being a "Development-stage Enterprise". We are currently developing other hand held and portable products which are focused on (a) the measurement and detection of pregnancy and labor and (b) the detection of diseases and medical conditions using magnetic detection techniques applied to tissue and blood.

Note 2:  Related Party Transactions

As of October 31, 2006, $189,285 was due to related parties and we purchased services from related parties during the three month period ended October 31, 2006 amounting to $112,999 There were no transactions with related parties during the three month periods ended October 31, 2005.

In July 2004, Westek, a related party, agreed to release us from $2,030,298 of previously accumulated advances in exchange for a noninterest-bearing promissory note totalling $1,800,000. We reflected a capital contribution totalling $2,030,298 in our financial statements at that time. The promissory note was payable in full by September 30, 2006.

On November 13, 2006 we reached agreement with Westek to amend the terms of the Promissory Note such that its maturity date is extended until March 31, 2008 and it carries interest at 10% p.a. from October 1, 2006 which is payable quarterly in arrears. Unpaid interest may, at the option of Westek, be converted into shares of the Companies common Stock at a price of $ 0.05 per share.

Note 3:  Property and Equipment

Major classes of property and equipment as of October 31, 2006 are listed below:

Furniture and Fixtures                           $    16,523
Office Equipment                                      89,814
Plant and Equipment                                   20,939
                                                 -----------
                                                     127,276
Less: accumulated depreciation                       117,407
                                                 -----------
                                                 $     9,869
                                                 -----------

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Depreciation expense was $3,700 and $8,189 for the three month periods ended October 31 2006 and 2005, respectively.

 Note 4: Intangible Assets - Patent Costs

Changes in Intangible assets - Patent Costs for the three month period ended October 31, 2006 were as follows:

Cost - start of year                             $    99,077
Costs incurred during the year                        34,587
Amortization                                               -
Retirements                                                -
                                                 -----------
Cost - end of year                               $   133,664
                                                 -----------

No amortization is recorded because the economic life of the underlying patents is expected to be less than their legal life and the company has yet to derive revenue from the commercial applications of the underlying patents. When such revenue starts to be earned the cost of the underlying patents will be amortized over their estimated economic life.

Note 5:  Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock.

4% Convertible Preferred Stock

As of October 31, 2006, the Company had 34,343,662 shares of Series A 4% voting redeemable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock. Holders of Series A Preferred Stock have priority over all of the shares of In Veritas Medical Diagnostics, Inc. on liquidation or sale at the rate of $0.233 per share. Holders are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

The aggregate of arrearages in cumulative preferred dividends on the Series A Preferred Shares through October 31, 2006, are $26,186.

Note 6:  Common Stock

We are authorized to issue 500,000,000 shares of common stock.

We issued the following shares of common stock for services during the three month periods ended October 31, 2006 and 2005, respectively:

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements

                                                         31-Oct-06                    31-Oct-05
                                                 ---------------------------   --------------------------
                                                    Number       Fair Value       Number       Fair Value
                                                  of Shares      of Shares      of Shares      of Shares
                  Shareholder                       Issued         Issued         Issued         Issued
                                                 ------------   -----------    -----------    -----------
CLX & Associates Inc                                            $                  750,000    $   255,000
Sichenzia Ross Friedman Ference LLP                                                805,000        132,825
Cornell Capital Partners LP                                                        472,000         61,360
Monitor Capital Inc                                                                 28,000          3,640
Crown Capital Group Ltd                             1,000,000        68,000
UTEK Corporation                                    1,250,000       150,000
                                                 ------------   -----------    -----------    -----------
                                                    2,250,000   $   218,000      2,055,000    $   452,825
                                                 ------------   -----------    -----------    -----------

We value the shares of common stock issued for services at the quoted market price of the stock at the issue date or at the contracted value of the services where this is clearly defined in the underlying contract. No other units of common stock were issued during the three month periods ended October 31, 2006 and 2005.

During the three month period ended October 31, 2006 we issued:

     (a) 1,000,000 shares to Crown Capital Group Ltd as consideration for market information and promotional services to be provided over a twelve month period. The shares were valued at the mid-market quoted share price on the day of issue; and

     (b) 1,250,000 shares to UTEK Corporation for technology search services as consideration under the terms of a contract entered into in May 2006 and covering services to be provided over 15 months. This consideration was valued at the contract price, which was approximately equal to the market price of the companies stock in May, 2006 and, at the Companies option could have been settled in cash rather than stock.

The cost of these stock issues is spread over the periods over which the service is to be provided and a prepayment established accordingly.

Note 7:  Stock Options and Warrants

Stock Options - Employees and contractors (`staff')

Since inception stock options have been granted to staff members under the Company's 2005 Stock Incentive Plan as follows:

     o During May 2004, the Company granted 9,659,000 common stock options to two officers with an exercise price of $1.00 per share. The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $1.00 per share based on estimates made by the directors at that time. In March 2006 one of the officers resigned and his options (4,829,500) lapsed. Under the terms of the option award the remaining 4,829,500 options vest in three equal installments of 1,609,834 each in May 2006, 2007 and 2008, subject to certain operating performance criteria having been met. The performance criteria were not met by the first vesting date and therefore 1,609,834 of these options have lapsed. Management is of the view that the performance criteria are unlikely to be met by each of the future vesting periods.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


     o On June 1, 2005, the Company issued 650,000 options to its staff under the plan, with an exercise price of $0.55 per share. The market price on June 1, 2005 was also $0.55 per share.

     o On January 3, 2006, the Company issued 725,000 options to its staff under the plan, with an exercise price of $0.10 per share. The market price on January 3, 2006 was also $0.10 per share.

     o On October 10, 2006, the Company issued 16,015,000 options to its staff under the plan, with an exercise price of $0.065 per share. The market price on October 10, 2006 was also $0.065 per share. The vesting date of these options varies as set out in the table below:

              Vesting Date            No of options
         ----------------------       -------------
         October 10, 2006                 2,500,000
         November 30, 2006                  500,000
         December 31, 2006                  150,000
         September 30, 2007               5,515,000
         September 30, 2008               3,750,000
         September 30, 2009               3,600,000
                                      -------------
         Total                           16,015,000
                                      =============

     Options that vested on the day of grant were granted primarily (2,000,000 of the total options which vest on the grant date of October 10, 2006) to Martin Thorp, the Companies CFO, to provide him with a significant equity interest in the Company in line with the other members of the Board, in order to provide mutuality of interest going forward and to reward him for past performance.

The fair value for the options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the table below.

                                                      Grant Date
                                                   ------------------ --------------- ------------------- ----------------
                                                       May, 2004        June, 2005      January, 2006      October, 2006
                                                   ------------------ --------------- ------------------- ----------------
Risk Free Interest Rate                                         2.3%            4.4%                4.4%              4.7%
Dividend Yield                                                    0%              0%                  0%                0%
Volatility Factor                                                 0%             55%                 88%              314%
Weighted Average Expected Life (yrs)                               5               5                   5                 5
No of options expected to vest on vesting date                     0         650,000             725,000        16,015,000
Value of one option (Black Scholes)                           $0.000          $0.289              $0.070            $0.065
Value of option grant (aggregate)                                 $0        $187,850             $50,750        $1,040,975
                                                   ------------------ --------------- ------------------- ----------------

From August 1, 2006 we were required to adopt SFAS No. 123(R) whereby we account for stock option expense for employees and contractors by charging the fair value of options granted and expected to vest equally over the vesting period. In the case of options that vest on grant the fair value of the option is expensed immediately. The expense is shown as stock option expense in the

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


consolidated statement of operations with the credit posted to Additional Paid In Capital. Prior to August 1, 2006 we were not required to treat employee stock options in accordance with SFAS No. 123 (R) , and we disclosed the impact on pre-tax results had we valued employee stock options on a proforma basis in the footnotes to our Annual Financial Statements. In the three month period ended October 31, 2005 the stock option charge would have increased by approximately $37,500 has we adopted SFAS No. 123(R) in that period.

In determining which options are expected to vest we have taken account of the fact that options have only been granted to relatively few key members of staff and in the opinion of management all of those people are likely to stay with the Company through the vesting period of their options and beyond. Therefore it is assumed that all options granted are likely to vest, except those that are not expected to vest by virtue of underlying performance conditions (described above).

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

Stock Warrants

On September 9, 2005 the Company issued to Montgomery Equity Partners Ltd as part of the consideration for arranging a Financing, three-year warrants to purchase 350,000 shares of Common Stock at $0.001 per share. The Company's common stock's traded market value on the date that the negotiation of this transaction was $0.13. The weighted average exercise price and fair value of these warrants at the date of their grant were $0.001 and $0.076, respectively.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

       Risk-free interest rate                                  4.18%
       Dividend yield                                           0.00%
       Volatility factor                                       88.40%
       Weighted average expected life                         3 years


Summary of options and warrants outstanding

The following schedule summarizes the changes in the Company's outstanding stock awards since July 31, 2006

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


                                       Options Outstanding          Weighted
                               --------------------------------      Average
                                  Number of      Exercise Price  Exercise Price
                                   Shares          Per Share       Per Share
                               -------------    ---------------  --------------
Balance at July 31, 2005                         $0.001-$1.50          $0.750
                                   4,996,436
Awards Granted to Staff           16,015,000           $0.065          $0.065
Awards exercised                                                       $0.000
                                           -

                               -------------                     --------------
Balance at Oct 31, 2006           21,011,436      $.001-$1.50          $0.228
                               -------------                     --------------

Note 8:  Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We had tax losses available to carry forward in our UK operating subsidiaries of $5.6 million at July 31, 2006 and we continued to incur tax losses in the three month period ended October 31, 2006. We have therefore not recorded any tax charge of liability in the three month period ended July 31, 2006 or in any previous period.

Note 9:  Financings

The Company has substantial obligations under various financial instruments which were raised under the following financing agreements:

September 2005 Financing and subsequent restructurings

In a linked series of transactions dated September 7, 2005, the Company entered into:

     1. A Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months.

     2. A Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd.. ("Montgomery"), an affiliated fund of Cornell, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000 was to have been funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 was to have been funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share. The Debentures matured on September 7. 2006 and bare interest at the annual rate of 18%. Holders have the right to convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. In the event that the closing bid price of the Common Stock on the date that the Company provides advance written notice of redemption or on the date redemption is made exceeds the conversion price then in effect. Redemption of Debentures is to be calculated at 112% of the Debentures' face value.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


     3. A Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors in a previous financing dated April 2005, pursuant to which these investors agreed to exchange the securities that they purchased in the earlier financing for an aggregate of $556,500 principal amount of Debentures.

As further security for its obligations under the above mentioned facilities, the Company has deposited into escrow 25,685,000 shares of common stock, these shares are deemed issued but not outstanding

Pursuant to these agreements, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the purpose of registering the securities underlying the transactions. In connection therewith, the Company has received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, the Company may not register the securities sold in the financing transactions. On March 6, 2006, we withdrew the registration statement on Form SB-2 (File No. 333-128321) by filing a Form R-W with the Commission. As a result, the Company has not been able to draw down any further amounts under the Debenture (other than the initial $300,000) or the related Distribution Agreement and was unable to pay interest and principal payments on the debentures drawn down under this financing, as a consequence it became in default under the terms of the Debentures.

We have been in detailed discussion with several of the Debenture Holders to restructure our obligations to rectify the defaults and the following agreements have been entered into:

     1. On October 19, 2006, the Company entered into a Termination, Settlement, and Forbearance Agreement effective as of October 16 (the "Settlement Agreement"), with Cornell and Montgomery. The Settlement Agreement relates to the Distribution Agreement and the Purchase Agreement and included the following principal terms:

          o The Company shall pay Montgomery an aggregate of $348,000 (the "Funds") which represents the agreed amounts owed by the Company to Montgomery under the Debenture as of October 19, 2006 including outstanding principal and interest. The Company shall pay the Funds to Montgomery monthly at the rate of $29,000 ("Monthly Payment") per calendar month, with the first payment being due and payable on November 15, 2006 and each subsequent payment being due and payable on the first business day of each subsequent month until the Funds are repaid in full.
          o Montgomery shall continue to have valid, enforceable and perfected first-priority liens upon and security interests in the Pledged Property and the Pledged Shares (each as defined in the Purchase Agreement transaction documents).
          o The Company and Montgomery agree that during the term of the Settlement Agreement, the Debenture shall not bear any interest and no liquidated damages shall accrue under any of the financing documents.
          o The Conversion Price (as set forth in the Debenture) in effect on any Conversion Date (as set forth in the Debenture) from and after the date hereof shall be adjusted to equal $0.05, which may be subsequently adjusted pursuant to the other terms of the Debenture.
          o Montgomery shall retain the Warrants issued in accordance with the Securities Purchase Agreement.
          o The Company and Cornell agree to terminate the Distribution Agreement and related transaction documents.
          o In the event that the Company defaults under the terms of this agreement penalties and redemption premiums payable under the original agreement shall be reinstated.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


     2. On November 29, 2006, the Company issued a secured subordinated convertible notes to Triumph Small Cap Fund Inc.. ("Triumph"), (one of the investors in the Accredited Investor Purchase Agreement referred to above) in the principal amount of $165,000 in exchange for the interest and principal outstanding under the Debenture previously issued Triumph under the terms of the Accredited Investor Purchase Agreement. The note (a) mature on April 30, 2008; (b) bears interest at the rate of 8% per annum, which is payable on maturity of the notes and (c) is convertible, at Triumph's option, into shares of the Company's common stock at a conversion price of $0.05 per share, subject to a 9.99% conversion restriction.

The Company is in discussions with the holders of the remaining Debentures with a view to restructuring those debentures on terms to be agreed.

Royalty Participation Agreement

On May 5, 2006, we completed the sale of a percentage of future royalties pursuant to a Royalty Participation Agreement (the "Agreement") with The Rubin Family Irrevocable Stock Trust. The royalties to be paid pursuant to the Agreement are derived from the Patent License Agreement with Inverness Medical Innovations, Inc. (the "IMI Agreement") pursuant to which the Company will receive royalties from the sale of a Prothrombin blood clotting measuring device (the "IMI Royalties). The IMI Agreement is further described in the "Organization and Basis of Presentation" section of these financial statements. Subsequently, in November 2006, the Company entered into a similar agreement with Triumph in respect of further advances made to us during June and October 2006.

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

Secured Subordinated Convertible Loan Notes

On November 29, 2006, the Company issued a secured subordinated convertible notes to Triumph, in the principal amount of $335,000 in consideration of new cash advances made to the Company by Triumph subsequent to July 31, 2006 and prior to October 31, 2006. This note (a) matures on April 30, 2008; (b) bares interest at the rate of 8% per annum which is payable on maturity of the notes and (c) is convertible, at Triumph's option, into shares of the Company's common stock at a conversion price of $0.05 per share, subject to a 9.99% conversion restriction.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements


Related Party Loan - Westek Limited

As more fully discussed in Note 2, on November 14, 2006 the terms of our $1,800,000 Promissory Note with Westek Ltd were amended to address default conditions that had arisen. Under the amended terms the Loan Note maturity has been extended until March 31, 2008 (from September 30, 2006) and interest will now be charged at 10% p.a. from October 1, 2006 which is payable quarterly in arrears. Unpaid interest may, at the option of Westek, be converted into shares of the Companies common Stock at a price of $ 0.05 per share.

In addition on October 2, 2006 Westek advanced $50,000 to the Company by way of a bridge loan. This amount is repayable on or before December 31, 2006, although Westek has indicated that it currently does not plan to seek repayment until the Company has successfully raised further equity capital. The loan is interest free, unsecured and not convertible into equity.

Presentation in the Financial Statements

Accounting for the Royalty Participation Agreement (May - July, 2006 Financings)

We have accounted for these transactions in accordance with EITF 1988 Issue 88-18 as Debt and have classified them as Long Term Debt on the balance sheet. We have calculated the maximum effective rate of interest underlying the Agreement at 37% p.a. by taking what we consider to be the most prudent view of the possible cash payments required to relinquish our obligations under the Agreement (and therefore effectively repay the advances) and computing the inherent interest rate within that future cash payment stream. Interest on the amount advanced is included in interest expense and added to the amount of the Debt shown in the balance sheet. As payments are made to the Investors the Debt will be reduced accordingly and the estimated underlying interest rate may be amended in the light of better information in the future.

The following table shows the treatment of the Royalty Participation Agreement Advances in the Financial Statements at October 31, 2006.

                      In Veritas Medical Diagnostics, Inc.
                  (Formerly In Vivo Medical Diagnostics, Inc.)
                          (A Development Stage Company)
                   Notes to Consolidated Financial Statements



Total Amount Advanced                                    $      450,000
Interest Imputed from inception until October 31, 2006          $73,300
                                                         --------------
Included in Long Term Debt at October31, 2006                  $523,300
                                                         ==============

Accounting for September, 2005 Financing and subsequent restructurings

The Principal amount of unpaid Loan Notes at October 31, 2006 is shown separately on the balance sheet as Notes Payable. The total is classified within Long-term debt on the balance sheet, or, in the case of the amounts which fall due to be paid before October 31, 2007, within Current Liabilities as Current Portion of Notes Payable. In determining which amounts are classified as long term and which are classified as current we have taken account of restructurings which took place after October 31, 2007, described above. Further restructurings are under discussion and negotiation with Debenture holders which may result in other amounts being reclassified from Current Liabilities to Long-term Debt.

The following table shows the composition and classification of the Principal amounts of Notes Payable in the balance sheet at July 31, 2006:


                                   Amounts maturing during     Total Principal
                                  the year ended October 31      Outstanding
                                 ----------------------------  ---------------
                                         2007*         2008**
Montgomery Capital Partners            287,970                         287,970
Triumph Small Cap Fund                                500,000          500,000
Other Accredited Investors***          416,500                         416,500
                                 -------------  -------------  ---------------
Total Notes payable                    704,470        500,000        1,204,470
                                 =============  =============  ===============

*     Classified within Current Liabilities
**   Classified within Long Term Debt
*** As defined above

All accrued interest and potential penalties payable under these Notes Payable is included in Current Liabilities under Accrued Interest Payable.

The amended Loan Note issued to Montgomery Capital Partners under the terms of the Settlement Agreement referred to above does not bare interest and is therefore treated as being issued at a discount. The discount rate used is the rate of interest charged on the original Debenture. The principal value of the Loan Note at October 31, 2006 ($348,000) is included in the balance sheet net of the unamortized discount (of $60,030) at $287,970. The discount imputed on the loan is offset against Additional Paid in Capital and is charged to the operating statement over the life of the Loan Note.

Note 10: Defaults upon Senior Securities

As explained in Note 10, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing. As of October 31, 2006, the arrears of due but unpaid interest and penalties on Debentures that were in default was $187,860 and the arrears of unpaid but due principal on Debentures in default amounted to $416,500. As further explained in
Note 10 the Company is in discussion with the remaining Debenture holders with a view to restructuring those and correcting the related defaults.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

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

Plan of Operation

Overview

In Veritas Medical Diagnostics Inc. ("IVMD" or the "Company") specializes in the field of near patient medical diagnostics, also known as "point of care". We develop products to address conditions affecting large numbers of the population which are aimed at transforming their lives, quality of treatment and significantly reducing healthcare costs. We focus on developing products which are designed to be accurate, cost effective, easy to use, and portable. Our products are designed to bring diagnosis into patients' hands.

We operate through two wholly owned subsidiaries located in England and Scotland, both of which are incorporated under the Laws of England and Wales:
IVMD (UK) Limited and Jopejo Limited .

Our website is located at www.ivmd.com

Intellectual Property and Product Development

We have applied for thirteen patents, three of which have been granted. We are currently working on a number of additional patent applications in related areas. Patent protection and management is an important part of our business model.

The first product to be completed using our technology is a prothrombin measurement device, which is used for the measurement of coagulation of blood in patients at risk of heart disease and stroke.

The prothrombin measurement device (the "PT Device") was developed under a research and development contract with Inverness Medical Innovations Inc ("IMI"), which was entered in on November 11, 2002 (the "IMI Agreement"). Pursuant to the IMI Agreement, we are entitled to two types of revenue streams:
(i) billings to IMI for our development work during the product development phase and (ii) royalties equal to 2% of net revenues from the sale of the PT Device. The product development phase of the IMI Agreement has been completed. Sales and marketing of the PT Device by IMI is expected to begin during the first half of the 2007 calendar year. However, IMI will oversee sales and marketing of the prothrombin device and we will not have any influence over this process.

We are developing additional hand held or portable products which are focused on
(a) the measurement and detection of pregnancy and labor and (b) the detection of diseases and medical conditions using magnetic detection techniques applied to tissue and blood. We routinely seek to identify potential product applications which would benefit from our technology and know-how.

Results of Operations

Three Months Ended October 31, 2006 compared to Three Months Ended October 31, 2005

Revenues

We did not generate any revenues during the three months ended October 31, 2006, as compared to revenues of $352,993 for the three months ended October 31, 2005. The decline in revenues is due to the completion of the produce development phase of our agreement with IMI. As explained above, the next phase of the IMI agreement involves our receiving royalties from future sales of the PT Device by IMI. Additionally, we are seeking to enter into additional research and development contracts.

Depreciation Expenses

Depreciation expenses for the three months ended October 31, 2006 amounted to $3,700, compared to $8,189 for the three months ended October 31, 2005. The decline is due to that fact that it has not been necessary to replace or update any of our fixed asset base which is adequate for our purposes and therefore the depreciation charge continues to decline.

General & Administrative Expenses

General and administrative expenses for the three months ended October 31, 2006 were $168,891, as compared to $187,005 for the three months ended October 31, 2005. This change reflects efforts to reduce general and administrative expenses.

Sales and Marketing Expenses

We incurred $61,653 of sales and marketing costs in the three month period ended October, 31, 2006 ( $Nil for the three month period ended October, 31, 2005). With the conclusion of the IMI contract we have the capacity to explore new commercial contracts to exploit our various technologies and these new costs include general commercial and promotional activity, attendance at trade fairs and exhibitions and compensation for our business development manager and associated costs. Several important commercial opportunities have been developed from this new activity all of which are currently being followed through.

Research & Development Expenditure

During the three months ended October 31, 2006, we spent $183,258 on research and development compared to $273,398 during the three month period ended October 31, 2005. In the three month period ended October 31, 2006 our R&D activity was focused on preparing our new (post PT Device) technology for potential future product launches. This activity focused on our Magnetic Strip Reader technology and our Magnetic Detection technology. By comparison, during the three month period ended October 31, 2005, our R&D expenditure was focused on the PT Device and was substantially higher because of the volume of outsourced R&D expenditure required to develop the PT Device.

Stock Option Expense

As set forth in the financial  statements  and  accompanying  notes set forth in
Part I herein, during the three month period ended October 31, 2006, we granted stock options to purchase 16,015,000 shares of our common stock to members of our management team pursuant to our 2005 Incentive Stock Plan. By comparison, no stock option awards where made in the quarter ended October 31, 2005, and an aggregate of only 1,375,000 option grants were made in the two year period ended

July 31, 2006. We account for stock option expense under the provisions of SFAS No. 123(R) whereby we value stock options using the Black Scholes method and spread the charge equally from the date of grant until the date that the options vest, adjusting for options that we believe are unlikely to ever vest. 2,500,000 of the options granted during the three month period ended October 31, 2006 vested on the grant date, resulting in an abnormal charge of $162,000 during that three month period. The remaining options vested over various periods running up until September 30, 2010 and the total charge for option expense in the three month period ended October 31, 2006 amounted to $223,843 compared to $5,871 in the three month period ended October 31, 2005.

Net Income (Loss)

Net loss before other income and expense (which included interest expense) for the three months ended October 31, 2006 was $664,824, as compared to a net loss of $178,486 for the three months ended October 31, 2005. The increase in net loss is attributable to (a) the completion of the product development phase of the IMI Agreement, and (b) the grant of a significant number of stock options to members of our management team.

Net loss (after other income and expense, including interest) for the three month period ended October 31, 2006 amounted to $866,396 compared to $281,240 for the three month period ended October 31, 2005. The increase in net loss was due to the factors discussed above, as well as interest expense in the quarter ended October 31, 2006 amounted to $201,572 as compared to $44,961 in the three month period ended October 31, 2005. The increase in interest expense is attributable to punitive interest charges related to outstanding debt obligations of the Company which were in default during the three month period ended October 31, 2006.

Liquidity and Capital Resources

We have incurred operating losses since our inception. At October 31, 2006, we had an accumulated deficit from inception of $9,621,767. We are in default under the terms of certain of our credit obligations and are operating at the forbearance of our creditors. Our auditors, in their report on our financial statement for the fiscal year ended July 31, 2006, have expressed substantial doubt about our ability to continue as a going concern.

The Company's working capital needs include payment of salaries, administrative expenses, and research and development activities. At October 31, 2006, we had a cash balance of $40,102 and current liabilities of $2,482,213. The Company's cash balances at October 31, 2006 are not sufficient to support operations for the next twelve months and it is necessary for the Company to continue to seek one or more of the following: (i) additional financing in the form of equity and/or debt, (ii) additional grants from the U.K. government and (iii) product development contracts with commercial partners. As explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements (set forth in Part I herein) and further explained in the section below entitled "Recent Financings", the Company has been active, and continues to be active, is seeking to secure new sources of financing. However, there can be no assurance that that any additional financing will become available on terms that are acceptable to us.

Critical Accounting Policies

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD (UK) Limited and Jopejo Limited, both UK companies. The assets and liabilities of our foreign subsidiaries have been translated from British pounds into U.S. dollars at the exchange rate in effect at October 31, 2006 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

Basis of presentation

Our research and development is conducted in Inverness, Scotland through our subsidiaries: IVMD (UK) Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters.

We are a development stage enterprise and have incurred losses since inception. We had a net capital deficit at October 31, 2006 of $(4,919,277). We also had substantial net current liabilities at October 31, 2006 and we were in default on several of our Notes Payable, as explained in Item 3 of Part 2. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. Our plans to finance ongoing operations include the following:

(i) We continuously seek new financing in the form of equity and/or debt;
(ii) We have restructured certain outstanding notes which were in default at October 31, 2006 (see Item 3 of Part II herein) and we are discussing the possible restructuring of other notes that are in default;
(iii) We routinely pursue grants funding from the U.K. government;
(iv) We are negotiating new product development contracts with commercial partners focused on our latest technology;
(v) We anticipate receipts of royalties fromany future sales of the PT product by IMI.

The favorable outcome of these various initiatives cannot be assured.

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

Recent Financings and Restructurings

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

Pursuant to the Settlement AFgreement, the parties agreed to the following principal terms:

o The Company shall pay Montgomery an aggregate of $348,000.00 (the "Funds") which represents all amounts owed by the Company to Montgomery under the Debenture as of the date hereof including outstanding principal and interest. The Company shall pay the Funds to Montgomery monthly at the rate of $29,000.00 ("Monthly Payment") per calendar month, with the first payment being due and payable on November 15, 2006 and each subsequent payment being due and payable on the first business day of each subsequent month until the Funds are repaid in full.
o Montgomery shall continue to have valid, enforceable and perfected first-priority liens upon and security interests in the Pledged Property and the Pledged Shares (each as defined in the Purchase Agreement transaction documents) and in the Financial Statements set out in Part 1 above.
o The Company and Montgomery agree that during the term of the Settlement Agreement, the Debenture shall not bear any interest and no liquidated damages shall accrue under any of the financing documents.
o The Conversion Price (as set forth in the Debenture) in effect on any Conversion Date (as set forth in the Debenture) from and after the date hereof shall be adjusted to equal $0.05, which may be subsequently adjusted pursuant to the other terms of the Debenture.
o Montgomery shall retain the Warrants issued in accordance with the Securities Purchase Agreement.
o The Company and Cornell agree to terminate the Distribution Agreement and related transaction documents and related penalties and redemption premium payments lapse provided that the Company complies with the terms of the amended terms described above.
o    Cornell shall retain the 472,000 shares of the Company's common stock.

Westek Loan Amendment

On November 21, 2006, In Veritas Medical Diagnostics, Inc. and Westek Limited entered into an amendment (the "Amendment") to the Loan Agreement dated as of June, 2004 (the "Loan"). Pursuant to the Amendment, the maturity date of the Loan has been extended to March 31, 2008, and interest will accrue at the rate of 10% beginning in October 2007. The Loan has an outstanding principal balance of $1,800,000.

Graham Cooper, the Company's Chairman, President and Chief Executive Officer, is the principal stockholder of Westek Limited.

Triumph Loan Restructuring

On November 29, 2006, the Company issued two secured subordinated convertible notes to Triumph Small Cap Fund, Inc. ("Triumph") in an aggregate principal amount of $440,000. The first note, in a principal amount of $275,000, was issued in consideration of cash advances made to the Company by Triumph during the three month period ended October 31, 2006. The second note, in a principal amount of $165,000, was issued in exchange for a secured convertible note previously issued to a designee of Triumph. The notes bear interest at the rate of 8% per annum and mature on April 30, 2008. The notes are convertible, at Triumph's option, into shares of the Company's common stock at a conversion price of $0.05 per share, subject to a 9.99% conversion restriction.

Subsequently, on December 8, 2006, the Company and Triumph entered into an addendum pursuant to which the principal amount of the first note was increased from $275,000 to $335,000.

Royalty Participation Agreement

On May 5, 2006, we completed the sale of a percentage of future royalties pursuant to a Royalty Participation Agreement (the "Agreement") with The Rubin Family Irrevocable Stock Trust. The royalties to be paid pursuant to the Agreement are derived from the Patent License Agreement with Inverness Medical Innovations, Inc. (the "IMI Agreement") pursuant to which the Company will receive royalties from the sale of a Prothrombin blood clotting measuring device (the "IMI Royalties). The IMI Agreement is further described in the "Organization and Basis of Presentation" section of these financial statements. On November 29, 2006 the Company entered into a similar agreement with Triumph Small Cap Fund, Inc. in consideration of cash advances made to the Company by Triumph during June and July 2006.

Pursuant to the two royalty participation agreements, the Company received aggregate proceeds of $450,000 in exchange for 10% of the future IMI Royalties received by the Company, subject to the terms and conditions set forth in the two agreements. Pursuant to the two agreements, the IMI Royalties shall be paid to The Rubin Family Irrevocable Stock Trust and Triumph ("The Investors") within 15 days of the end of the month in which the Company receives future IMI Royalties. The Company has the option to terminate the Agreement at any time, without penalty, by making a lump sum payment to the Investors equal to 300% of the funds received from the Investors pursuant to the Agreement, or $1,350,000. If no royalties are paid to the Investors by December 31, 2007, or if $450,000 of royalties are not made by December 31, 2008, the Investors shall have the right to convert the advances made into a three year note with a face value of $1,350,000 accruing interest at 4% above prime and repayable at maturity.

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

(c) Limitations on Effectiveness of Disclosure Controls and Procedures. Disclosure controls and procedures cannot provide absolute assurance of achieving financial reporting objectives because of their inherent limitations. Disclosure controls and procedures is a process that involves human diligence and compliance and is subject to lapses in judgment and breakdowns resulting from human failures. Disclosure controls and procedures also can be circumvented by collusion or improper management override. Because of such limitations, there is a risk that material misstatements may not be prevented or detected on a timely basis by disclosure controls and procedures. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In Veritas is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of In Veritas' business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At October 31, 2006 we were in default under the terms of several notes payable. The total principal and interest due but not paid under these notes at October 31, 2006 were $2,356,500 (of which $1,940,000 has been restructured - see `C' below), and $187,866 respectively.

The notes in default were as follows:

A.

-------------------------------------- --------------------- --------------------------------------------
Type of Security                       Maturity Date         Principal Amount (not including interest)
-------------------------------------- --------------------- --------------------------------------------
Secured Convertible Note               September 7, 2006     $200,000
-------------------------------------- --------------------- --------------------------------------------

The lender of this note has served notice on us demanding repayment of the full amount due under the note. Subsequent to the receipt of this demand notice we have entered into negotiations with the note holder with the objective of restructuring the debt outstanding.

B.

-------------------------------------- --------------------- --------------------------------------------
Type of Security                       Maturity Date         Principal Amount (not including interest)
-------------------------------------- --------------------- --------------------------------------------
Secured Convertible Note               September 7, 2006     $201,500
-------------------------------------- --------------------- --------------------------------------------
Secured Convertible Note               September 7, 2006     $15,000
-------------------------------------- --------------------- --------------------------------------------

These notes Fremain in default although no formal default notice has been served on the Company.

C.

-------------------------------------- --------------------- --------------------------------------------
Type of Security                       Maturity Date         Principal Amount (not including interest)
-------------------------------------- --------------------- --------------------------------------------
Secured Convertible Note               September 30, 2006    $1,800,000
-------------------------------------- --------------------- --------------------------------------------
Secured Convertible Note               September 7, 2006     $140,000
-------------------------------------- --------------------- --------------------------------------------

These loans have been restructured subsequent to October 31, 2006, as explained in further detail in the Financial Statements contained in Part I herein.

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

                                  IN VERITAS MEDICAL DIAGNOSTICS, INC.

December 15, 2006



                                    By: /s/ Graham Cooper
                                        --------------------------
                                        Graham Cooper
                                        Chief Executive Officer

                                        /s/ Martin E. Thorp
                                        --------------------------
                                        Martin E. Thorp
                                        Chief Financial Officer