Form 10QSB
period 2007-01-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2007-04-25
CIK 1142733

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended January 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Transition Period From _____ to _____

Commission File Number: 000-49972

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(Exact name of registrant as specified in its charter)

Colorado	84-1579760
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

The Green House, Beechwood Business Park North, Inverness, Scotland	IV2 3BL
(Address of principal executive offices)	(Zip Code)

011 44-1463-667-347
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 2007, the registrant had 86,058,457 shares of common stock issued, 25,685,000 shares of common stock held in escrow which are deemed as issued but not outstanding, and 60,373,457 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

INDEX

Page

PART I --FINANCIAL INFORMATION

Item 1.	Financial Statements.	F-1- F-19

Item 2.	Management's Discussion and Analysis or Plan of Operations

Item 3.	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

Item 2.	Unregistered Sale of Equity Securities and Use of Proceeds

Item 3.	Defaults Upon Senior Securities

Item 4.	Submission of Matters to a Vote of Security Holders.

Item 5.	Other Information

Item 6.	Exhibits.

Signatures.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Unaudited Condensed Consolidated Balance Sheet at January 31, 2007	F-2

Unaudited Consolidated Statements of Operations for the three and six months ended January 31, 2007 and 2006 and for the period from March 26, 1997 (Inception) through January 31, 2007	F-3

Unaudited Condensed Consolidated Statements of Accumulated Other Comprehensive Loss for the six months ended January 31, 2007 and 2006 and for the period from March 26, 1997 (Inception) through January 31, 2007
F-4

Unaudited Condensed Statement of Changes in Shareholders' Deficit for the period from March 26, 1997 (Inception) through January 31, 2007
F-5
Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended January 31, 2007 and 2006 and for the period from March 26, 1997 (Inception) through January 31, 2007	F-6

Notes to the Unaudited Condensed Consolidated Financial Statements	F-7 - F-19

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
January 31, 2007
(unaudited)

Assets
Current assets:
Cash	$11,343
Prepaid expenses and other	53,993
Total current assets	65,336
Property and equipment, net (Note 3)	7,002
Intangible assets:
Patent costs (note 4)	157,911

$230,249

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$988,850
Accrued interest payable	357,317
Accrued liabilities	500,038
Indebtedness to related parties (Note 2)	197,337
Current portion of Long Term Notes Payable (Note 9)	829,430
Short term advance from Related Party (Note 9)	91,903
Short term advance	80,000
Total current liabilities	3,044,875

Long-term debt:
Convertible Loan Notes, net of unamortized discount of $233,519 (Note 9)	216,481
Royalty Participation Agreement advances (Note 9)	571,705
Notes payable, related party (Note 9)	1,800,000
Total liabilities	5,633,061

Shareholders’ deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference of $8 million)
Series A Preferred stock, 34,343,662 shares issued and outstanding (Note 6)	34,344
Common stock, $.001 par value, 500,000,000 shares authorized,
86,058,457 shares issued, 25,685,000 held in escrow, and
60,373,457 shares outstanding	86,103
Prepaid element of expenses settled in stock	(73,789)
Stock issued as security for convertible debentues (Note 9)	(3,339,050)
Additional paid-in capital	8,896,496
Accumulated other comprehensive loss- foreign currency adjustment	(432,105)
Deficit accumulated during the development stage	(10,574,811)

Total shareholders' deficit	(5,402,812)

$230,249

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Operation
(unaudited)

					March 26, 1997
					(Inception)
	Six Months Ended January 31,		Three Months Ended January 31,		Through January 31,
	2007	2006	2007	2006	2007

Net sales and gross revenues:
Net sales	$—	$766,432	$—	$413,439	$3,571,807
Cost of sales	—	—	—	—	242,097

Gross profit	—	766,432	—	413,439	3,329,710

Operating expenses:
Research and development	330,606	586,670	147,348	321,461	5,320,327
Legal & Professional	207,544	—	180,365	—	1,192,604
Stock options expense	404,455	11,742	180,612	5,871	519,532
Selling and marketing	142,461	—	80,808	—	485,015
General and administrative	275,693	565,978	106,802	305,579	5,134,556

Total operating expenses	1,360,759	1,164,390	695,935	632,911	12,652,034

Loss before other income	(1,360,759)	(397,958)	(695,935)	(219,472)	(9,322,324)

Nonoperating income (expense):
UK government grant (Note 1)	—	94,458	—	94,458	291,398
Interest expense	(458,681)	(136,748)	(257,109)	(92,057)	(1,117,438)
Loan Finance issue costs	—	(154,180)	—	(76,419)	(708,279)
Costs of aborted financing	—	—	—	—	(113,400)
Compensation payment to former director	—	—	—	—	(135,000)
Gain (loss) on foreign exchange	—	8,202	—	(11,496)	(132,378)
Gain (loss) from extinguishments of debt	—	—	—	—	662,610

Loss before income taxes	(1,819,440)	(586,226)	(953,044)	(304,986)	(10,574,811)

Income tax provision	—	—	—	—	—

Net loss	$(1,819,440)	$(586,226)	$(953,044)	$(304,986)	$(10,574,811)

Preferred stock dividend requirements	(22,757)	(21,384)	(22,757)	(21,384)

Loss applicable to common stock	$(1,842,197)	$(607,610)	$(975,801)	$(326,370)

Basic and diluted loss per share	$(0.03)	$(0.01)	$(0.02)	$(0.01)

Weighted average number of common shares
outstanding	57,553,457	54,826,668	58,678,457	55,105,123

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Accumulated Other Comprehensive Loss
(unaudited)

			March 26, 1997
			(Inception)
	Six Months Ended January 31,		Through January 31,
	2007	2006	2007

Net loss	$(1,819,440)	$(586,226)	$(10,574,811)

Other comprehensive loss, net of tax:
Cumulative translation adjustment	16,873	(20,903)	(432,105)

Comprehensive loss	$(1,802,567)	$(607,129)	$(11,006,916)

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Deficit
(unaudited)

	Preferred Stock Outstanding					Common Stock		Additional		Prepaid element of expenses	Accumulated Deficit During	Accumulated Other
	Series A		Series B			Shares		paid-in	Stock issued	settled in	Development	Comprehensive
	Shares	Par Value	Shares	Par Value	Issued	Outstanding	Par Value	capital	as security	stock	Stage	Loss	Total

Balance, March 26, 1997	—	$—	—	$—	—	—	$—	$—	$—	$—	$—	$—	$—
October 2000, sale of stock, ($0.0035/share)	4,366,377	4,366	—	—	—	—	—	10,874	—	—	—	—	15,240
December 2001, sale of stock, ($0.0035/share)	6,545,703	6,546	—	—	—	—	—	16,301	—	—	—	—	22,847
October 2001, sale of stock, ($0.0202/share)	23,431,582	23,432	—	—	—	—	—	448,906	—	—	—	—	472,338
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	21,203	21,203
Net loss	—	—	—	—	—	—	—	—	—	—	(1,350,829)	—	(1,350,829)
Balance, July 31, 2001	34,343,662	34,344	—	—	—	—	—	476,081	—	—	(1,350,829)	21,203	(819,201)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(140,377)	(140,377)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,007,362)	—	(1,007,362)
Balance, July 31, 2002	34,343,662	34,344	—	—	—	—	—	476,081	—	—	(2,358,191)	(119,174)	(1,966,940)

Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(185,391)	(185,391)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,080,619)	—	(1,080,619)
Balance, July 31, 2003	34,343,662	34,344	—	—	—	—	—	476,081	—	—	(3,438,810)	(304,565)	(3,232,950)
Merger with HEMP (Note 8)	—	—	—	—	38,397,164	38,397,164	38,397	(29,397)	—	—	—	—	9,000
July 2004, merger with SIPC	—	—	—	—	10,550,000	10,550,000	10,550	(10,688)	—	—	—	—	(138)
July 2004, issuance of common
stock for bridge loans, ($0.2750/share)	—	—	—	—	1,636,233	1,636,233	1,636	448,364	—	—	—	—	450,000
July 2004, issuance of common
stock for services, ($0.4093/share)	—	—	—	—	239,289	239,289	239	97,702	—	—	—	—	97,941
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(339,570)	(339,570)
Reclassification of debt forgiveness
by Westek (Notes 2 and 9)	—	—	—	—	—	—	—	2,030,298	—	—	—	—	2,030,298
Net loss	—	—	—	—	—	—	—	—	—	—	(1,016,972)	—	(1,016,972)
Balance, July 31, 2004	34,343,662	34,344	—	—	50,822,686	50,822,686	50,822	3,012,360	—	—	(4,455,782)	(644,135)	(2,002,391)

August 2004, additional paid in capital from bridge
loans exchanged for shares	—	—	—	—	—	—	—	17,495	—	—	—	—	17,495
—							—	(6,000)	—	—	—	—	(6,000)
Conversion of Preferred Stock into Debenture	—	—	—	—	694,550	694,550	695	427,695	—	—	—	—	428,390
December 2004, issuance of stock for interest on	—	—	—	—	60,096	60,096	60	76,100	—	—	—	—	76,160
bridge loan
March 2005, issuance of stock for services	—	—	—	—	100,000	100,000	100	62,880	—	—	—	—	62,980
April 2005, issuance of stock warrants for
services	—	—	—	—	—	—	—	17,295	—	—	—	—	17,295
April 2005, sale of preferred Series B stock
net of $97,995 offering costs ($.001 par),	—	—	—	—	—	—	—	—	—	—	—	—	—
($0.65/share)	—	—	617,692	618	—	—	—	302,887	—	—	—	—	303,505
April 2005, issuance of stock for
debt forgiveness	—	—	246,152	246	—	—	—	159,754	—	—	—	—	160,000

June 2005, issuance of stock Options for services	—	—	—	—	—	—	—	35,403	—	—	—	—	35,403
Reversal of conversion of					—
convertible preferred shares	(1,301,178)	(1,301)	—	—	1,301,178	1,301,178	1,301	—	—	—	—	—	—
July 2005, issuance of stock for services	—	—	—	—	120,000	120,000	120	35,288	—	—	—	—	35,408
July 2005, issuance of stock for conversion
of debt	—	—	—	—	1,162,791	1,162,791	1,163	278,047	—	—	—	—	279,210
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	274,643	274,643
Net loss	—	—	—	—	—	—	—	—	—	—	(2,450,792)	—	(2,450,792)
Balance July 31, 2005	33,042,484	33,043	863,844	864	54,261,301	54,261,301	54,261	4,419,204	—	—	(6,906,574)	(369,492)	(2,768,694)

Conversion of common stock into debentures	—	—	(863,844)	(864)	—	—	—	(555,636)	—	—	—	—	(556,500)
(Note 10)
Conversion of preferred stock into common stock	1,301,178	1,301	—	—	(1,301,178)	(1,301,178)	(1,301)	—	—	—	—	—	—
Shares issued as security for convertible debtures	—	—	—	—	25,685,000	—	25,685	3,313,365	(3,339,050)	—	—	—	—
(Notes 5 and 10)
Stock Issued for services (August 2005)	—	—	—	—	28,000	28,000	28	3,612	—	—	—	—	3,640
Stock Issued for services (August 2005)	—	—	—	—	427,000	427,000	427	60,888	—	—	—	—	61,360
Stock Issued for services (September 2005)	—	—	—	—	805,000	805,000	805	132,020	—	—	—	—	132,825
Stock Issued for services (September, 2005)	—	—	—	—	750,000	750,000	750	254,250	—	—	—	—	255,000
Stock Issued for services (May 2006)	—	—	—	—	875,000	875,000	875	86,625	—	—	—	—	87,500
Stock Issued for services (June 2006)	—	—	—	—	83,334	83,334	83	8,251	—	—	—	—	8,334
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(79,486)	(79,486)
January, 2006, Issuance of stock options for
services	—	—	—	—	—	—	—	62,379	—	—	—	—	62,379
September 2006 issuance of stock warrants
in connection with financing	—	—	—	—	—	—	—	45,164	—	—	—	—	45,164
Net loss	—	—	—	—	—	—	—	—	—	—	(1,848,797)	—	(1,848,797)
Balance July 31, 2006	34,343,662	34,344	—	—	81,613,457	55,928,457	81,658	7,830,122	(3,339,050)	—	(8,755,371)	(448,978)	(4,597,275)

Discount on issue of loan note (Note 10)	—	—	—	—	—	—	—	62,640	—	—	—	—	62,640
Issuance of stock for services (October, 2006)	—	—	—	—	1,000,000	1,000,000	1,000	67,000	—	—	—	—	68,000
Issuance of stock for services (October, 2006)	—	—	—	—	1,250,000	1,250,000	1,250	148,749	—	—	—	—	149,999
October, 2006 issuance of stock options for services	—	—	—	—	—	—	—	223,844	—	—	—	—	223,844
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	16,873	16,873
Net Loss	—	—	—	—	—	—	—	—	—	—	(1,819,440)	—	(1,819,440)
Partial conversion of Convertible Loan Note into Common Stock (Dec. 2006) (Note 6)	—	—	—	—	1,000,000	1,000,000	1,000	49,000	—	—	—	—	50,000
Stock Option Expense	—	—	—	—	—	—	—	180,612	—	—	—	—	180,612
Beneficial conversion discount underlying Convertible Loan Notes (Notes 2 & 9)	—	—	—	—	—	—	—	283,874	—	—	—	—	283,874
Stock issued for services (December 2006)	—	—	—	—	850,000	850,000	850	51,000	—	—	—	—	51,850
Cashless conversion - Montgomery	—	—	—	—	345,000	345,000	345	(345)	—	—	—	—	—
Prepaid element of expenses settled in stock	—	—	—	—	—	—	—	—	—	(73,789)	—	—	(73,789)
Balance January 31, 2007	34,343,662	$34,344	—	$—	86,058,457	60,373,457	$86,103	$8,896,496	$(3,339,050)	$(73,789)	$(10,574,811)	$(432,105)	$(5,402,812)

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(unaudited)

			March 26, 1997
			(Inception)
	Six Months Ended January 31,		Through January 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(1,819,440)	$(586,226)	$(10,522,961)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	6,567	16,186	158,100
Intercompany interest income	—	—	242,382
Interest imputed (non cash)	411,410	—	347,940
Prepaid element of expenses and beneficial
discounts on loan note conversions	(307,308)	—	(307,308)
Stock issued for compensation and services	674,304	391,465	1,858,132
Stock issued for interest	—	61,360	86,160
Gain (loss) on debt forgiveness	—	—	(662,610)
Changes in operating assets and liabilities:
Receivables	195,192	(98,873)	(25,246)
Prepaid expenses and other current assets	(14,275)	47,681	(31,743)
Deferred debt issue costs	—	(130,242)	—
Accounts payable	153,048	(176,662)	1,115,841
Accrued expenses	66,068	233,065	757,264
Accrued interest payable	86,982	—	86,982
Accounts payable (related party)	(194,479)	—	(72,745)
Other	50,554	(28,403)	188,328
Net cash used in
operating activities	(691,377)	(270,649)	(6,781,484)

Cash flows from investing activities:
Acquisition of patents	(58,834)	(11,620)	(157,912)
Acquisition of equipment	—	(3,481)	(151,209)
Net cash used in
investing activities	(58,834)	(15,101)	(309,121)

Cash flows from financing activities:
Advances from affiliates	—	—	4,378,963
Proceeds from debenture issue	—	300,000	—
Repayment of advances from affiliates	—	—	(728,426)
Advances from related parties	91,903	—	174,953
Proceeds from issuance of preferred stock	—	—	813,930
Discount on notes payable	—	50,913	144,382
Proceeds from Royalty Participation Agreement	—	—	450,000
Proceeds from issue of Loan Notes	335,000	—	1,597,495
Short term advances	80,000	—	80,000
Interest payable reclassified as Loan Notes	192,300	—	182,300
Net cash provided by
financing activities	699,203	350,913	7,093,597

Effect on cash from foreign currency translation	1,111	15,505	8,351

Net change in cash and
cash equivalents	(51,008)	80,668	2,992

Cash and cash equivalents:
Beginning of period	61,240	2,015	—

End of period	$11,343	$82,683	$11,343

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Conversion of note payable to common stock	$—	$—	$700,000
Conversion of preferred stock into debentures	—	556,500	86,160
Stock-based compensation	674,304	—	1,234,567
	$674,304	$556,500	$2,020,727

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)

Notes to Consolidated Financial Statements

Note 1: ORGANIZATION AND BASIS OF PRESENTATION

In the opinion of management, the accompanying unaudited condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly our financial position as of January 31, 2007 and our results of operations and cash flows for the three and six month periods ended January 31, 2007 and 2006 and the period from March 26, 1997 (date of inception) to January 31, 2007. The results of operations for the three and six month periods ended January 31, 2007 are not necessarily indicative of the results to be expected for the full year. The condensed balance sheet presented herein has been derived from the audited financial statements included in the Form 10-KSB for the fiscal year ended July 31, 2006, filed with the Securities and Exchange Commission. Interim financial data presented herein are unaudited.

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

We have reported net losses of $1,848,797, $2,450,792 and $8,755,370 for the fiscal years ended July 31, 2006, 2005 and for the period from the date of inception, March 26, 1997 to July 31, 2006, respectively. The loss from date of inception, March 26, 1997 to January 31, 2007 amounts to $10,574,811. We had substantial net current liabilities at January 31, 2007 of $2,979,539 and cash balances of $ 11,343. These factors, among others, raise substantial doubt about our ability to continue as a going concern.

As explained in Note 9 we were in default on several of our Loan Notes at July 31, 2006. Our major creditors and Loan Note holders have continued to work with us to restructure our obligations to enable us to match future payments with our future working capital plans and several Loan Note holders formally restructured their advances to us in the six month period ended January 31, 2007 and all major trade creditors have informally agreed to accept a phased payment plan to address overdue payables. This restructuring includes restructuring a major loan note from Westek Limited, a related party, as further described in Note 2.

However as further explained in Note 9, we have not been able to make repayments required under our Loan Notes (including those restructured since July 31, 2006) and therefore we are in default under the terms of several of those Loan Notes, Therefore, although we are in continued discussions with those Loan Note holders and creditors, their continued forbearance can not be assured with certainty. Our ability to continue normal operations will depend on (i) the continued forbearance of our Loan Note holders and creditors; (ii) our continued ability to raise additional funds through various potential sources such as equity and debt financing and government grants, which is a continuous part of our business process; (iii) our ability to develop new products and obtain new revenue generating contracts; and(iv) the market success of our first product to market, described below. Such sources of finance and credit may not become available as needed or be available on acceptable terms or be maintained, as appropriate. Through January 31, 2007, a significant portion of our financing has been through the sale of equity securities and convertible notes in private placements and the exercise of stock options. Until and unless our operations generate significant revenues, we expect to continue to need to fund our operations from the issuance and sale of equity and debt security. There can be no assurance that we will be able to raise the capital for our operations on acceptable terms, if at all.

In the three month period ended January 31 2007 we did not engage in any third party financing and have relied on short term advances from Westek Ltd. (“Westek”) (a related party - see Note 2) and from Triumph Small Cap Fund LP (“Triumph”). Both transactions are described in Note 9. During the six month period ended January 31, 2007 Westek made aggregate advances of $91,903 and Triumph made aggregate advances of $80,000. The was advances from Westek to the Company are intended to enable us to maintain a basic level of operations in our main trading subsidiary (IVMD UK Ltd) and to maintain compliance at IVMD Inc. Westek continues to make limited funding available to us pending the outcome of various commercial discussions which we are engaging in, which management believes may result in new commercial contracts which could result in new sources of revenue, in the form of sales or license contracts). The advances from Westek and Triumph are interest free and are payable on demand.

Westek is not obligated, but has indicated its willingness to continue to make advances available to fund these essential costs provided that (a) commercial discussions continue which in Westek’s judgment, indicates a reasonable expectation of us securing further streams of revenue; and (b) our various creditors and Loan Note holders continue forbear on the Loan Notes.

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

In addition, all of our directors, management team and key contractors have deferred payment of compensation due to them since October 2006 (and in certain cases previously) and many key suppliers are providing us with valued and ongoing support and forbearance With respect to our payment obligations.

Prior to July 31, 2006 we recorded revenues from billings made under a Research and Development Contract with Inverness Medical Innovations (IMI), dated November 2002. Under the terms of this contract (and a related Patent License Agreement, both subsequently amended throughout the contract field work) we jointly developed, with IMI, the technology underlying a new product (a prothrombin measurement device which is used for the measurement of coagulation of blood in patients at risk of heart disease and stroke) ("The PT Product"). In July 31, 2006 our involvement in the development of this product ended and we anticipate that the product will be launched into the global markets in 2007/2008. The product is to be sold by IMI and we have no influence over the marketing and sales process. Under the terms of our agreements with IMI we are entitled to participate in the following revenue streams: (a) billings to IMI for our development work during the product development phase ("Development Revenues") and (b) the receipt of 2% of all future net sales proceeds arising from the sale of The PT Product ("Royalty Income"). Development Revenues ceased with the completion of the development of the PT Product in July, 2006. We will begin to earn Royalty Income simultaneously with the commencement of sales of the PT Product. The commencement of the sale of this product will result in a change of our status from a "Development-stage Enterprise". We are currently developing other hand held and portable products which are focused on (a) the measurement and detection of pregnancy and labor and (b) the detection of diseases and medical conditions using magnetic detection techniques applied to tissue and blood. We intend to engage in discussions with several parties which may result in commercial, revenue earning contracts.

Note 2: Related Party Transactions

As of January 31, 2007, $197,337 was due to related parties and we purchased services from related parties during the three and six month period ended January 31, 2007 amounting to $8,052 and $121,051 respectively. There were no transactions with related parties during the three and six month period ended January 31, 2006.

In July 2004, Westek, a related party, agreed to release us from $2,030,298 of previously accumulated advances in exchange for a non interest-bearing promissory note totaling $1,800,000. We reflected a capital contribution totaling $2,030,298 in our financial statements at that time. The promissory note was payable in full by September 30, 2006.

On November 13, 2006 we reached and agreement with Westek to amend the terms of the Promissory Note to extend the maturity date until March 31, 2008. The amended Promissory note carries interest at a rate of 10% per annum from October 1, 2006 which is payable quarterly in arrears. Unpaid interest may, at the option of Westek, be converted into shares of the Company’s common Stock at a price of $ 0.05 per share. The market value of the common stock at the date of the amendment was $0.072 and therefore there is a beneficial discount underlying the conversion option. We have valued that discount at $113,400, (using the Black Scholes method). The inherent discount has been charged to Additional Paid in Capital within shareholders funds in the balance sheet and is being charged in the profit and loss account as interest expense on a straight line basis across the life of the amended Promissory Note.

During the six month period ended January 31, 2007 Westek advanced $91,903 to the Company. These advances are interest free and are payable on demand. The advances are intended to enable us to maintain a basic level of operation ahead of securing new commercial contracts. These short term advances are described more fully in Note 9.

Note 3: Property and Equipment

Major classes of property and equipment as of January 31, 2007 are listed below:

Furniture and Fixtures	$16,523
Office Equipment	89,814
Plant and Equipment	20,939
127,276
Less: accumulated depreciation	120,274
$7,002

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

Depreciation expense was $2,867 and $7,997 for the three month periods ended January 31 2007 and 2006 (and $6,567 and $16,186 for the six month periods ended January 31, 2007 and 2006), respectively.

Note 4: Intangible Assets - Patent Costs

Changes in Intangible assets - Patent Costs for the six month period ended January 31, 2007 were as follows:

Cost - start of year	$99,007

Costs incurred during the period	58,904
Amortization	-
Retirements	-
Cost - end of year	$157,911

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

4% Convertible Preferred Stock

As of January 31, 2007, the Company had 34,343,662 shares of Series A 4% voting redeemable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock. Holders of Series A Preferred Stock have priority over all of the shares of In Veritas Medical Diagnostics, Inc. on liquidation or sale at the rate of $0.233 per share. Holders are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

The aggregate of arrearages in cumulative preferred dividends on the Series A Preferred Shares through January 31, 2007, are $22,757.

Note 6: Common Stock

We are authorized to issue 500,000,000 shares of common stock.

We issued the following shares of common stock for services during the six month periods ended January 31, 2007 and 2006, respectively

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

	31-Jan-07		31-Jan-06
Shareholder	Number of Shares Issued	Fair Value of Shares Issued	Number of Shares Issued	Fair Value of Shares Issued
CLX & Associates Inc			$750,000	$255,000
Sichenzia Ross Friedman Ference LLP			805,000	132,825
Cornell Capital Partners LP			472,000	61,360
Monitor Capital Inc			28,000	3,640
Crown Capital Group Ltd	1,000,000	68,000
UTEK Corporation	1,250,000	150,000
Sichenzia Ross Friedman Ference LLP	850,000	51,850
	$3,100,000	269,850	$2,055,000	$452,825

We value the shares of common stock issued for services at the quoted market price of the stock at the issue date or at the contracted value of the services where this is clearly defined in the underlying contract. During the six month period ended January 31, 2007 we issued:

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

(c) 850,000 shares to Sichenzia Ross Friedman Ference LLP as consideration for the provision of legal services

The cost of the stock issues described in (a) and (b) above is spread over the periods over which the service is to be provided and a prepayment established accordingly. This prepayment is shown as a deduction in shareholders funds on the face of the balance sheet on the line “Prepaid element of expenses settled in stock”.

On December 11, 2006 one of our Loan Note holders, Triumph Small Cap Fund Inc converted $50,000 of the principal value of their Loan Note into 1,000,0000 shares of Common Stock in accordance with their conversion rights (see Note 9)

On October 27, 2006 we issued to Montgomery Equity Partners Ltd 345,000 shares of common stock upon its exercise of warrants which were issued to Montgomery Equity Partners as part of a prior financing, as more fully described in Note 7

No other shares of common stock, other than those described above, were issued during the six month periods ended January 31, 2007 and 2006.

Note 7: Stock Options and Warrants

Stock Options - Employees and contractors (`staff')

Since inception stock options have been granted to staff members under the Company's 2005 Stock Incentive Plan as follows:

•
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

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

•	On June 1, 2005, the Company issued 650,000 options to its staff under the plan, with an exercise price of $0.55 per share. The market price on June 1, 2005 was also $0.55 per share.

•	On January 3, 2006, the Company issued 725,000 options to its staff under the plan, with an exercise price of $0.10 per share. The market price on January 3, 2006 was also $0.10 per share.

•
On October 10, 2006, the Company issued 16,015,000 options to its staff under the plan, with an exercise price of $0.065 per share. The market price on October 10, 2006 was also $0.065 per share. The vesting date of these options varies as set out in the table below:

Vesting Date	No of options
October 10, 2006	2,500,000
November 30, 2006	500,000
December 31, 2006	150,000
September 30, 2007	5,515,000
September 30, 2008	3,750,000
September 30, 2009	3,600,000
Total	16,015,000

Options that vested on the day of grant were granted primarily (2,000,000 of the total options which vest on the grant date of October 10, 2006) to Martin Thorp, the Company’s CFO, to provide Mr. Thorp with a significant equity interest in the Company in line with the other members of the Company’s Board of Directors, in order to provide mutuality of interest going forward and to reward him for past performance.

The fair value for the options granted is estimated at the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the table below.

	Grant Date
	May, 2004	June, 2005	January, 2006	October, 2006
Risk Free Interest Rate	2.3%	4.4%	4.4%	4.7%
Dividend Yield	0%	0%	0%	0%
Volatility Factor	0%	55%	88%	314%
Weighted Average Expected Life (yrs)	5	5	5	5
No of options expected to vest on vesting date	0	650,000	725,000	16,015,000
Value of one option (Black Scholes)	$0.000	$0.289	$0.070	$0.065
Value of option grant (aggregate)	$0	$187,850	$50,750	$1,040,975

From August 1, 2006 we were required to adopt SFAS No. 123(R) whereby we account for stock option expense for employees and contractors by charging the fair value of options granted and expected to vest equally over the vesting period. In the case of options that vest on grant the fair value of the option is expensed immediately. The expense is shown as stock option expense in the

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

consolidated statement of operations with the credit posted to Additional Paid In Capital. Prior to August 1, 2006 we were not required to treat employee stock options in accordance with SFAS No. 123 (R) , and we disclosed the impact on pre-tax results had we valued employee stock options on a proforma basis in the footnotes to our Annual Financial Statements. In the three month period (six month period) ended January 31, 2006 the stock option charge would have increased by approximately $37,500 ($75,000)) has we adopted SFAS No. 123(R) in that period.

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

Stock Warrants

On September 9, 2005, as part of the consideration for arranging a financing for the Company, we issued to Montgomery Equity Partners Ltd (“Montgomery”), three-year warrants to purchase 350,000 shares of Common Stock at an exercise price of $0.001 per share. The market value of the Company's common stock on the date of the negotiation of this transaction was $0.13. The weighted average exercise price and fair value of the warrants at the date of their grant were $0.001 and $0.076, respectively. On October 27, 2006 Montgomery exercised these warrants by way of cashless conversion into 345,000 shares of Common stock.

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

Summary of options and warrants outstanding

The following schedule summarizes the changes in the Company's outstanding stock awards since July 31, 2006

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

	Options Outstanding
	Number of Shares	Exercise Price Per Share		Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value

Balance at July 31, 2006	4,996,436		$0.001-$1.50	$0.750
Awards Granted to Staff	16,015,000		$0.065	$0.065
Awards exercised				$0.000
Warrants exercised	(350,000)		$0.001	$0.001
Balance at January 31, 2007	20,661,436	$$	$0.065-1.50	$0.685	13.95 years	$1,341,388

Awards exercisable at January 31, 2007	3,201,769		$0.065-$1.50	$0.685	7.27 years	$184,960

The following schedule summarizes the non-vested stock awards for the year ended January 31, 2007.

	Number of Shares	Weighted Average Exercise Price Per Share	Weighted Average Grant Date Fair Value

Balance at July 31, 2006	4,996,436	$0.001-$1.50	$0.750
Awards Granted	12,463,231	$0.065	$0.065
Awards exercised	-	N/A	N/A
Awards cancelled/expired	-	N/A	N/A
Balance at January 31, 2007	17,459,667	$0.065-1.50	$0.685

Note 8: Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We had tax losses available to carry forward in our UK operating subsidiaries of $5.6 million at July 31, 2006 and we continued to incur tax losses in the six month period ended January 31, 2007. We have therefore not recorded any tax charge of liability in the three month period ended January 31, 2007 or in any previous period.

Note 9: Financings

The Company has substantial obligations under various financial instruments arising from the following financing agreements:

A. September 2005 Financing and subsequent and ongoing restructurings

In a linked series of transactions dated September 7, 2005, the Company entered into:

1. A Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months.

2. A Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000 was to have been funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 was to have been funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share, which have subsequently been exercised. The Debentures matured on September 7, 2006 and bear interest at the annual rate of 18%. Holders have the right to convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. In the event that the closing bid price of the Common Stock on the date that the Company provides advance written notice of redemption or on the date redemption is made exceeds the conversion price then in effect. Redemption of Debentures is to be calculated at 112% of the Debentures' face value.

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

We have held discussions with several of the Debenture Holders to restructure our obligations to rectify the defaults and the following agreements have been entered into:

1. On October 19, 2006, the Company entered into a Termination, Settlement, and Forbearance Agreement effective as of October 16 (the "Settlement Agreement"), with Cornell and Montgomery. The Settlement Agreement relates to the Distribution Agreement and the Purchase Agreement and included the following principal terms:

•
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

•
Montgomery shall continue to have valid, enforceable and perfected first-priority liens upon and security interests in the Pledged Property and the Pledged Shares (each as defined in the Purchase Agreement transaction documents).

•
The Company and Montgomery agree that during the term of the Settlement Agreement, the Debenture shall not bear any interest and no liquidated damages shall accrue under any of the financing documents.

•
The Conversion Price (as set forth in the Debenture) in effect on any Conversion Date (as set forth in the Debenture) from and after the date hereof shall be adjusted to equal $0.05, which may be subsequently adjusted pursuant to the other terms of the Debenture.

•	Montgomery shall retain the Warrants issued in accordance with the Securities Purchase Agreement.

•	The Company and Cornell agree to terminate the Distribution Agreement and related transaction documents.

•	In the event that the Company defaults under the terms of this agreement penalties and redemption premiums payable under the original agreement shall be reinstated.

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

2. On November 29, 2006, the Company issued a secured subordinated convertible note to Triumph Small Cap Fund Inc. ("Triumph"), (one of the investors in the Accredited Investor Purchase Agreement referred to above) in the principal amount of $165,000 in exchange for the interest and principal outstanding under the Debenture previously issued to Triumph under the terms of the Accredited Investor Purchase Agreement. The note (a) matures on April 30, 2008; (b) bears interest at the rate of 8% per annum, which is payable on maturity of the note and (c) is convertible, at Triumph's option, into shares of the Company's common stock at a conversion price of $0.05 per share, subject to a 9.99% conversion restriction.. On December 11, 2006 Triumph converted $50,000 of the principal amount outstanding under their note into 1,000,000 shares of the Company’s common stock in accordance with these conversion rights.

3. On January 9, 2007, the Company issued two secured convertible notes to Longview Fund L.P. (“Longview”) (one of the investors in the Accredited Investor Purchase Agreement referred to above) in the aggregate principal amount of $309,300 as follows:.

•
Secured convertible note in the principal amount of $261,300 issued in exchange for the interest and principal outstanding under the Debenture previously issued to Longview under the terms of the Accredited Investor Purchase Agreement. The note (a) matures on April 30, 2008; (b) bears interest at the rate of 18% per annum, which is payable in accordance with the repayment provisions described in the Note and (c) is convertible at Longview’s option, into shares of the Company’s common stock at a conversion price of $0.05 per share. Minimum repayments are due under the note as follows: (i) two installments of $12,500 each were due to be paid on or before February 28, 2007 and March 30, 2007; (ii) monthly installments of $15,000 commencing on November 30, 2007; and (iii) the remaining principal balance plus unpaid interest on the maturity date.

•
Secured convertible note in the principal amount of $48,000 was issued in exchange for liquidated damages payable as a result of the default on the Debenture previously issued to Longview under the terms of the Accredited Investor Purchase Agreement. This note has the same interest and conversion terms as described above, but is repayable on maturity (principal and interest).

Subsequent to the restructuring of the Loan Notes with Longview and Cornell / Montgomery, both described above, the Company has been unable to comply with the payment installments due under the terms of the restructured loan notes and is therefore in default under these new Loan Notes.

The Company is currently in discussions with the all of holders of Loan Notes and Debentures which are in default with a view to restructuring those debentures on terms to be agreed.

The conversion terms of the restructured loan notes from Longview and Cornell / Montgomery enable the Loan Note holder to convert the amount outstanding under the Notes into shares in the Company’s common stock at a price of $0.05 cents per share. The market price of the common stock at the dates that the restructured loan notes were issued was, in the case of Cornell / Montgomery, $0.072 and in the case of Longview $0.055 and therefore there is a beneficial discount underlying these conversion options. We have valued that discount at $170,474, using the Black Scholes method. The inherent discount has been charged to Additional Paid in Capital within shareholders funds in the balance sheet and is being charged in the profit and loss account as interest expense on a straight line basis across the life of the amended Loan Note.

The beneficial discount has been reported as a reduction to the related debt balance in the balance sheet i.e. net of unamortized discount. It is expected that amounts of $46,703 per annum will be amortized over the next five years.

The table below details the unamortized discount figure shown in the balance sheet:

	Beneficial Discount	Q2 charge	Unamortized Amount
Westek	$113,400	$18,900	$94,500
Triumph	$0	$0	$0
Cornell	$146,160	$30,240	$115,920
Longview	$24,314	$1,216	$23,098
	$283,874	$50,356	$233,519

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

B. Royalty Participation Agreement (May to November, 2006)

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

On November 8, 2006 The Rubin Family Irrevocable Stock Trust assigned its rights under the Agreement to Harbor View Fund Inc, an entity which is unrelated to the Company.

C. Secured Subordinated Convertible Loan Notes (November 2006)

On November 29, 2006, the Company issued a secured subordinated convertible note to Triumph, in the principal amount of $335,000 in consideration of new cash advances made to the Company by Triumph subsequent to July 31, 2006. This note (a) matures on April 30, 2008; (b) bears interest at the rate of 8% per annum which is payable on maturity of the notes; and (c) is convertible, at Triumph's option, into shares of the Company's common stock at a conversion price of $0.05 per share (approximately the share price on the date of issue), subject to a 9.99% conversion restriction.

D. Related Party Loans - Westek Limited

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

In addition during the six month period ended January 31, 2007 Westek advanced $91,903 to the Company. The intention of Westek in making such limited advances is to permit the Company to maintain a basic level of operations in our main trading subsidiary (IVMD UK Ltd) and to maintain compliance at IVMD Inc. Westek continues to make limited funding available to us pending the outcome of various commercial discussions which we are engaging in which management believes may result in new commercial contracts which could result in new sources of revenue in the form of sales or license contracts. These advances are interest free and are payable on demand. Westek is not obligated, but has indicated its willingness to continue to make advances available to fund these essential costs provided that (a) commercial discussions continue which in Westek’s judgement, indicates a reasonable expectation of us securing further streams of revenue; and (b) our various creditors and Loan Note holders continue to forbear on the Loan Notes.

As of January 31, 2007, Westek has made aggregate advances of $91,903 to us and as of April 17, 2007 has made a total aggregate advance of $145,290 to the Company.

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

E. Short Term Advance from Loan Note Holder

During the six month period ended January 31, 2007, Triumph advanced a sum of $80,000 to the Company. Triumph has subsequently indicated that it will not demand repayment of this loan, but no formal arrangements have been entered into. Therefore, this loan is treated as repayable on demand. The note does not bear interest and is not convertible.

Presentation of Financings in the Financial Statements

Accounting for the Royalty Participation Agreement (May - July, 2006 Financings)

We have accounted for these transactions in accordance with EITF 1988 Issue 88-18 as debt and have classified them as Long Term Debt on the balance sheet. We have calculated the maximum effective rate of interest underlying the Agreement at 37% per annum by taking what we consider to be the most prudent view of the possible cash payments required to relinquish our obligations under the Agreement (and therefore effectively repay the advances) and computing the inherent interest rate within that future cash payment stream. Interest on the amount advanced is included in interest expense and added to the amount of the debt shown in the balance sheet. As payments are made to the Investors the debt will be reduced accordingly and the estimated underlying interest rate may in the future be amended.

The following table shows the treatment of the Royalty Participation Agreement Advances in the Financial Statements at October 31, 2006.

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)

(A Development Stage Company)
Notes to Consolidated Financial Statements

Total Amount Advanced	$523,300
Interest Imputed from inception until January 31, 2007	$48,405
Included in Long Term Debt at January 31, 2007	$571,705

Accounting for September, 2005 Financing and subsequent restructurings

The Principal amount of unpaid Loan Notes at January 31, 2007 is shown separately on the balance sheet as Notes Payable. The total is classified within Long-term debt on the balance sheet, or, in the case of the amounts which fall due to be paid before January 31, 2008, within Current Liabilities as Current Portion of Notes Payable. For prudence, where any loan note is in default it is treated as currently payable. . Further possible restructurings are under discussion and negotiation with Debenture holders which may result in other amounts being reclassified from Current Liabilities to Long-term Debt.

The following table shows the composition and classification of the Principal amounts of Notes Payable in the balance sheet at January 31, 2007:

	Amounts maturing during the year ended January 31		Total Principal Outstanding
	2008*	2009**
Montgomery Capital Partners	303,630		303,630
Triumph Small Cap Fund		450,000	450,000
Longview	309,300		309,300
Other Accredited Investor***	216,500		216,500
Total Notes payable	829,430	450,000	1,279,430

* Classified within Current Liabilities ** Classified within Long Term Debt *** As defined above

All accrued interest and potential penalties payable under these Notes Payable is included in Current Liabilities under Accrued Interest Payable

The amended Loan Note issued to Montgomery Capital Partners under the terms of the Settlement Agreement referred to above does not bear interest and is therefore treated as being issued at a discount. The discount rate used is the rate of interest charged on the original Debenture. The principal value of the Loan Note at January 31, 2007 ($348,000) is included in the balance sheet net of the unamortized discount (of $44,370) at $303,630. The discount imputed on the loan is offset against Additional Paid in Capital and is charged to the operating statement over the life of the Loan Note

Beneficial Conversion Rights

As explained above and in Note 2 the conversion rights in certain of the Loan Notes described above have been granted at a discount from the market price of the shares of the Company’s common stock at the date that the loan notes were issued. Such beneficial discounts are recognized when the loan note is issued. The value of the discount is estimated using the Black Scholes method and is credited to Additional Paid in Capital on the balance sheet. The cost of the discount is expensed (as interest expense) over the life of the loan note.

Note 10: Defaults upon Senior Securities

As explained in Note 9, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing and certain of the subsequent restructurings of the loans made under the September 2005 financing. As of January 31, 2007, the arrears of due but unpaid interest and penalties on Debentures and Loan Notes that were in default was $240,101 and the arrears of unpaid but due principal on Debentures in default amounted to $829,430. As further explained in Note 9 the Company is in discussion with the Debenture and Loan Note holders with a view to restructuring and correcting the related defaults.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward-Looking Statements

The information in this quarterly report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business and operations so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

(A) IVMD (UK) Limited, and (B) Jopejo Limited.

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

The prothrombin measurement device (the "PT Device") was developed under a research and development contract with Inverness Medical Innovations Inc ("IMI"), which was entered in on November 11, 2002 (the "IMI Agreement"). Pursuant to the IMI Agreement, we are entitled to two types of revenue streams:

(i) billings to IMI for our development work during the product development phase and (ii) royalties equal to 2% of net revenues from the sale of the PT Device. The product development phase of the IMI Agreement has been completed. Commercialization of the PT Device by IMI is expected to begin during the first half of the 2007 calendar year with sales expected to commence in 2008. IMI will oversee sales and marketing of the prothrombin device and we will not have any influence over this process.

We are developing additional hand held or portable products which are focused on (a) the measurement and detection of pregnancy and labor and (b) the detection of diseases and medical conditions using magnetic detection techniques applied to tissue and blood. We routinely seek to identify potential product applications which would benefit from our technology and know-how and we are in discussions with several parties which our management believes may result in commercial, revenue earning contracts.

Results of Operations

Three and Six Months Ended January 31, 2007 compared to Three and Six Months Ended January 31, 2006

Revenues

We did not generate any revenues during the three and six months ended January 31, 2007, as compared to revenues of $413,439 and $766,432 for the three and six months ended January 31, 2006. The decline in revenues is due to the completion of the produce development phase of our agreement with IMI. As explained above, the next phase of the IMI agreement involves our receiving royalties from future sales of the PT Device by IMI. Additionally, we are seeking to enter into additional research and development or IPR license contracts.

Depreciation Expenses

Depreciation expenses for the three and six months ended January 31, 2007 amounted to $2,867 and $6567, compared to $7,997 and $16186 for the three and six months ended January 31, 2006. The decline is due to that fact that it has not been necessary to replace or update any of our fixed asset base which is adequate for our purposes and therefore the depreciation charge continues to decline.

General & Administrative Expenses

General and administrative expenses for the three and six months ended January 31, 2007 were $106,802 and $275,693, as compared to $305,579 and $565,978 for the three and six months ended January 31, 2006. This change reflects efforts to reduce general and administrative expenses. Because of our cash shortages we have deferred payment of as many general and administrative costs as possible, with key managers and contractors (and certain suppliers) agreeing to defer payment of amounts due for service rendered in the period.

Sales and Marketing Expenses

We incurred $80,808 of sales and marketing costs in the three month period ended January 31, 2007, and $142,461 in the six period ended January 31, 2007, compared to $Nil for the three and six month period ended January31, 2006). With the conclusion of the IMI contract we have the capacity to explore new commercial contracts to exploit our various technologies and these new costs include general commercial and promotional activity, attendance at trade fairs and exhibitions and compensation for our business development manager and associated costs. Several important commercial opportunities have been developed from this new activity all of which are currently being followed through. To conserve cash our main marketing contractors have accepted shares of our common stock as consideration for services performed.

Research & Development Expenditure

During the three months ended January 31, 2007, we spent $147,348 on research and development compared to $321,461 during the three month period ended January 31, 2006 ($330,606 in the six month period ended January 31, 2007 compared to $586,670 for the six month period ended January 31, 2006). In the three month period ended January 31, 2007 our R&D activity was focused on preparing our new (post PT Device) technology for potential future product launches. This activity focused on our Magnetic Strip Reader technology and our Magnetic Detection technology. By comparison, during the three month period ended January 31, 2006, our R&D expenditure was focused on the PT Device and was substantially higher because of the volume of outsourced R&D expenditure required to develop the PT Device.

Stock Option Expense

No stock options were awarded during the period ended January 31, 2007. By comparison we granted stock options to purchase 16,015,000 shares of our common stock to members of our management team pursuant to our 2005 Incentive Stock Plan during the three month period ended October 31, 2006. We account for stock option expense under the provisions of SFAS No. 123(R) whereby we value stock options using the Black Scholes method and spread the charge equally from the date of grant until the date that the options vest, adjusting for options that we believe are unlikely to ever vest. 2,500,000 of the options granted during the three month period ended October 31, 2006 vested on the grant date, resulting in an abnormal charge of $162,000 during that three month period. The remaining options vest over various periods through September 30, 2010. The total charge for option expense in the three month period ended January 31, 2007 amounted to $180,612 compared to $5,871 in the three month period ended January 31, 2006.

Net Income (Loss)

Net loss before other income and expense (which included interest expense) for the three months ended January 31, 2007 was $(695,935), as compared to a net loss of $(219,472) for the three months ended January 31, 2006. During the six month period ended January 31, 2007 the net loss before other income and expense (which included interest expense) was $(1,360,759) compared to $(397,958) in the six month period ended January 31, 2006. The increase in net loss is attributable to (a) the completion of the product development phase of the IMI Agreement, and (b) the grant of a significant number of stock options to members of our management team.

Net loss (after other income and expense, including interest) for the three and six month period ended January 31, 2007 amounted to $(953,044) and $(1,819,440) compared to $(304,986) and $(586,226) for the three and six month period ended January 31, 2006. The increase in net loss was due to the factors discussed above, as well as interest expense amounting to $257,109 and $458,681 in the three and six month period ended January 31, 2007, as compared to $92,057 and $136,748 in the three and six month period ended January 31, 2006. The increase in interest expense is attributable to punitive interest charges related to outstanding debt obligations of the Company which were in default during the three month period ended October 31, 2006.

Liquidity and Capital Resources

We have incurred operating losses since our inception. At January 31, 2007, we had an accumulated deficit from inception of $(10,574,811). We are in default under the terms of certain of our credit obligations and are operating at the forbearance of our creditors. Our auditors, in their report on our financial statement for the fiscal year ended July 31, 2006, have expressed substantial doubt about our ability to continue as a going concern.

The Company's working capital needs include payment of salaries, administrative expenses, and research and development activities. At January 31, 2007, we had a cash balance of $11,343 and current liabilities of $3,044,875. The Company's cash balances at January 31, 2007 are not sufficient to support operations for the next twelve months and it is necessary for the Company to continue to seek one or more of the following: (i) additional financing in the form of equity and/or debt, (ii) additional grants from the U.K. government and (iii) product development contracts with commercial partners. As explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements (set forth in Part I herein) and further explained in the section below entitled "Recent Financings", the Company has been active, and continues to be active, is seeking to secure new sources of financing. However, there can be no assurance that that any additional financing will become available on terms that are acceptable to us.

Critical Accounting Policies

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD (UK) Limited and Jopejo Limited, both UK companies. The assets and liabilities of our foreign subsidiaries have been translated from British pounds into U.S. dollars at the exchange rate in effect at January 31, 2007 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

Basis of presentation

Our research and development is conducted in Inverness, Scotland through our subsidiaries: IVMD (UK) Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters.

We are a development stage enterprise and have incurred losses since inception. We had a net capital deficit at January 31, 2007 of $(5,329,023). We also had substantial net current liabilities at January 31, 2007 and we were in default on several of our Notes Payable, as explained in Item 3 of Part 2. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. Our plans to finance ongoing operations include the following:

(i) We continuously seek new financing in the form of equity and/or debt;

(ii) We are in default of certain loan notes at January 31, 2007 (see Item 3 of Part II herein) and we are discussing the possible restructuring of these with the loan note holders;

(iii) We routinely pursue grants funding from the U.K. government;

(iv) We are negotiating new product development contracts with commercial partners focused on our latest technology;

(v) We anticipate receipts of royalties from any future sales of the PT product by IMI.

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

Recent Financings and Restructurings

Termination, Settlement, and Forbearance Agreement (Cornell / Montgomery Debenture)

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

•
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

•
Montgomery shall continue to have valid, enforceable and perfected first-priority liens upon and security interests in the Pledged Property and the Pledged Shares (each as defined in the Purchase Agreement transaction documents) and in the Financial Statements set out in Part 1 above.

•
The Company and Montgomery agree that during the term of the Settlement Agreement, the Debenture shall not bear any interest and no liquidated damages shall accrue under any of the financing documents.

•
The Conversion Price (as set forth in the Debenture) in effect on any Conversion Date (as set forth in the Debenture) from and after the date hereof shall be adjusted to equal $0.05, which may be subsequently adjusted pursuant to the other terms of the Debenture.

•	Montgomery shall retain the Warrants issued in accordance with the Securities Purchase Agreement.

•
The Company and Cornell agree to terminate the Distribution Agreement and related transaction documents and related penalties and redemption premium payments lapse provided that the Company complies with the terms of the amended terms described above.

•	Cornell shall retain the 472,000 shares of the Company's common stock.

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

Longview Loan Restructuring

. On January 9, 2007, the Company issued two secured convertible notes to Longview Fund L.P. (“Longview”) (one of the investors in the Accredited Investor Purchase Agreement referred to above) in the aggregate principal amount of $309,300.

•
The first, for $261,300, was issued in exchange for the interest and principal outstanding under the Debenture previously issued to Longview under the terms of the Accredited Investor Purchase Agreement. The note (a) matures on April 30, 2008; (b) bears interest at the rate of 18% per annum, which is payable in accordance with the repayment provisions described in the Note and (c) is convertible at Longview’s option, into shares of the Company’s common stock at a conversion price of $0.05 per share. Minimum repayments are due under the note as follows: (i) two installments of $12,500 each were due to be paid on or before February 28, 2007 and March 30, 2007; (ii) monthly installments of $15,000 commencing on November 30, 2007; and (iii) the balance due of principal plus unpaid interest on maturity.

•
The second, for $48,000 was issued in exchange for liquidated damages payable as a result of the default on the Debenture previously issued to Longview under the terms of the Accredited Investor Purchase Agreement. This note has the same interest and a conversion term as the first amount, described above, but is repayable on maturity (principal and interest).

Subsequent to the restructuring of the Loan Notes with Longview and Cornell / Montgomery, both described above, the Company has been unable to comply with the payment installments due under the terms of the restructured loan notes. Also described above; and the Company is therefore in default under these new Loan Notes.

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

Pursuant to the two royalty participation agreements, the Company received aggregate proceeds of $450,000 in exchange for 10% of the future IMI Royalties received by the Company, subject to the terms and conditions set forth in the two agreements. Pursuant to the two agreements, the IMI Royalties shall be paid to The Rubin Family Irrevocable Stock Trust and Triumph ("The Investors") within 15 days of the end of the month in which the Company receives future IMI Royalties. The Company has the option to terminate the Agreement at any time, without penalty, by making a lump sum payment to the Investors equal to 300% of the funds received from the Investors pursuant to the Agreement, or $1,350,000. If no royalties are paid to the Investors by December 31, 2007, or if $450,000 of royalties is not made by December 31, 2008, the Investors shall have the right to convert the advances made into a three year note with a face value of $1,350,000 accruing interest at 4% above prime and repayable at maturity.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of January 31, 2006 or as of the date of this report.

Recent Accounting Pronouncements

Statement of Financial Accounting Standards No. 123 (revised 2004) Share-Based Payment (SFAS 123R) establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It alsoaddresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement does not change the accounting guidance for share-based payment transactions with parties other than employees provided in Statement 123 as originally issued and EITF Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services." This Statement does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, Employers' Accounting for Employee Stock Ownership Plans. The Company is required to adopt SFAS 123R effective August 1, 2006. The standard provides for a prospective application. Under this method, the Company will begin recognizing compensation cost for equity based compensation for all new or modified grants after the date of adoption. In addition, the Company will recognize the unvested portion of the grant date fair value of awards issued prior to the adoption based on the fair values previously calculated for disclosure purposes.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At January31, 2007 we were in default under the terms of several notes payable. The total principal and interest due but not paid under these notes at January 31, 2006 were $829,430 , and $240,101 respectively.

The notes in default were as follows:

Type of Security	Maturity Date	Principal Amount (not including interest)
Secured Convertible Note	Regular Repayments	$309,000
Secured Convertible Note	Monthly Repayments	$303,630

The lender of the above notes has served notice on us demanding repayment of the full amount due under the note. Subsequent to the receipt of this demand notice we have entered into negotiations with the note holders with the objective of restructuring the debt outstanding. These notes are in default because capital repayments have not been made on schedule dates.

Type of Security	Maturity Date	Principal Amount (not including interest)
Secured Convertible Note	September 7, 2006	$201,500
Secured Convertible Note	September 7, 2006	$15,00

These notes remain in default although no formal default notice has been served on the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

EXHIBITS

31.1	Certification by Graham Cooper, President and Chief Executive Officer,pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Martin Thorp, Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Graham Cooper, President and Chief Executive Officer,pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification by Martin Thorp, Chief Financial Officer, pursuant toSection 906 of the Sarbanes-Oxley Act of 2002.

ITEM 7. SIGNATURES

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IN VERITAS MEDICAL DIAGNOSTICS, INC.

Date: April 25, 2007	By:	/s/ Graham Cooper
Graham Cooper
Chief Executive Officer

By:	/s/ Martin E. Thorp
Martin E. Thorp
Chief Financial Officer