Form 10QSB
period 2007-04-30
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2007-06-14
CIK 1142733

  UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended April 30, 2007

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
61 Broadway, 32nd Floor
New York, New York 10006
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 30, 2007, the registrant had 86,058,457 shares of common stock issued, 25,685,000 shares of common stock held in escrow which are deemed as issued but not outstanding, and 60,373,457 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Index to Unaudited Condensed Financial Statements

Page

Unaudited Condensed Consolidated Balance Sheet at April 30, 2007	F-2

Unaudited Consolidated Statements of Operations for the three and nine months ended
April 30, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through January 31, 2007	F-3

Unaudited Condensed Consolidated Statements of Accumulated Other Comprehensive Loss
for the nine months ended April 30, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through April 30, 2007	F-4

Unaudited Condensed Statement of Changes in Shareholders' Deficit for the period from
March 26, 1997 (Inception) through April 30, 2007	F-5

Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended April 30, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through April 30, 2007	F-6

Notes to the Unaudited Condensed Consolidated Financial Statements	F-7

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated Balance Sheet
April 30, 2007
(Unaudited)

Assets
Current assets:
Cash	$1,459
Prepaid expenses and other	22,108
Total current assets	23,567
Property and equipment, net (Note 3)	5,251
Intangible assets:
Patent costs (note 4)	157,911

$186,729

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,103,177
Accrued interest payable	495,994
Accrued liabilities	584,101
Indebtedness to related parties (Note 2)	197,337
Current portion of Long Term Notes Payable
(net of unamortized discount of $178,102) (Note 9)	1,116,350
Short term advance from Related Party (Note 9)	178,102
Notes payable, related party (Note 9)	1,800,000
Short term advance	80,000
Total current liabilities	5,555,061

Long-term debt:
Royalty Participation Agreement advances (Note 9)	616,005
Total liabilities	6,171,066

Shareholders’ deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference of $8 million)
Series A Preferred stock, 34,343,662 shares issued and outstanding (Note 6)	34,344
Common stock, $.001 par value, 500,000,000 shares authorized,
86,058,457 shares issued, 25,685,000 held in escrow, and
60,373,457 shares outstanding	86,103
Prepaid element of expenses settled in stock	(49,244)
Stock issued as security for convertible debentues (Note 9)	(3,339,050)
Additional paid-in capital	9,031,811
Accumulated other comprehensive loss- foreign currency adjustment	(476,944)
Deficit accumulated during the development stage	(11,271,357)

Total shareholders' deficit	(5,984,337)

$186,729

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated Statements of Operations
(Unaudited)

					March 26, 1997
					(Inception)
	Nine Months Ended		Three Months Ended		Through
	April 30,		April 30,		April 30,
	2007	2006	2007	2006	2007

Net sales and gross revenues:
Net sales	$—	$1,077,451	$—	$311,019	$3,571,807
Cost of sales	—	—	—	—	242,097

Gross profit	—	1,077,451	—	311,019	3,329,710

Operating expenses:
Research and development	459,050	901,416	128,444	314,746	5,448,771
Legal & Professional	219,404	315,000	11,860	15,000	1,204,464
Stock options expense	539,770	—	135,315	—	654,847
Selling and marketing	218,425	—	75,964	—	560,979
General and administrative	367,240	413,729	91,547	136,009	5,226,103

Total operating expenses	1,803,889	1,630,145	443,130	465,755	13,095,164

Loss before other income	(1,803,889)	(552,694)	(443,130)	(154,736)	(9,765,454)

Nonoperating income (expense):
UK government grant (Note 1)	—	94,458	—		291,398
Interest expense	(712,097)	(233,177)	(253,416)	(96,429)	(1,370,854)
Loan Finance issue costs	—	(219,301)	—	(65,121)	(708,279)
Costs of aborted financing	—	—	—		(113,400)
Compensation payment to former director	—	—	—		(135,000)
Gain (loss) on foreign exchange	—	18,426	—	10,224	(132,378)
Gain (loss) from extinguishments of debt	—	—	—	—	662,610

Loss before income taxes	(2,515,986)	(892,288)	(696,546)	(306,062)	(11,271,357)

Income tax provision	—	—	—	—	—

Net loss	$(2,515,986)	$(892,288)	$(696,546)	$(306,062)	$(11,271,357)

Preferred stock dividend requirements	(1,030)	(1,030)	(343)	(343)

Loss applicable to common stock	$(2,517,016)	$(893,318)	$(696,889)	$(306,405)

Basic and diluted loss per share	$(0.04)	$(0.02)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding	58,891,790	54,638,212	60,373,457	55,015,123

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated Statements of Accumulated Other Comprehensive Loss
(Unuaudited)

			March 26, 1997
			(Inception)
	Nine Months Ended		Through
	April 30,		April 30,
	2007	2006	2007

Net loss	$(2,515,986)	$(892,288)	$(11,271,357)

Other comprehensive loss, net of tax:
Cumulative translation adjustment	(27,966)	(155,962)	(476,944)

Comprehensive loss	$(2,543,952)	$(1,048,250)	$(11,748,301)

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Condensed Statement of Changes in Shareholders' Deficit
(Unaudited)

										Prepaid element	Accumulated Deficit	Accumulated
	Preferred Stock Outstanding				Common Stock			Additional	Stock	of expenses	During	Other
	Series A		Series B		Shares			paid-in	issued	settled in	Development	Comprehensive
	Shares	Par Value	Shares	Par Value	Issued	Outstanding	Par Value	capital	as security	stock	Stage	Loss	Total

Balance, March 26, 1997	—	$—	—	$—	—	—	$—	$—	$—	$—	$—	$—	$—
October 2000, sale of stock, ($0.0035/share)	4,366,377	4,366	—	—	—	—	—	10,874	—	—	—	—	15,240
December 2001, sale of stock, ($0.0035/share)	6,545,703	6,546	—	—	—	—	—	16,301	—	—	—	—	22,847
October 2001, sale of stock, ($0.0202/share)	23,431,582	23,432	—	—	—	—	—	448,906	—	—	—	—	472,338

Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	—	21,203	21,203
Net loss	—	—	—	—	—	—	—	—	—	—	(1,350,829)	—	(1,350,829)
Balance, July 31, 2001	34,343,662	34,344	—	—	—	—	—	476,081	—	—	(1,350,829)	21,203	(819,201)

Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(140,377)	(140,377)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,007,362)	—	(1,007,362)
Balance, July 31, 2002	34,343,662	34,344	—	—	—	—	—	476,081	—	—	(2,358,191)	(119,174)	(1,966,940)

Foreign currency					—
translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(185,391)	(185,391)
Net loss	—	—	—	—	—	—	—	—	—	—	(1,080,619)	—	(1,080,619)
Balance, July 31, 2003	34,343,662	34,344	—	—	—	—	—	476,081	—	—	(3,438,810)	(304,565)	(3,232,950)

Merger with HEMP (Note 8)	—	—	—	—	38,397,164	38,397,164	38,397	(29,397)	—	—	—	—	9,000
July 2004, merger with SIPC	—	—	—	—	10,550,000	10,550,000	10,550	(10,688)	—	—	—	—	(138)
July 2004, issuance of common
stock for bridge loans, ($0.2750/share)	—	—	—	—	1,636,233	1,636,233	1,636	448,364	—	—	—	—	450,000
July 2004, issuance of common
stock for services, ($0.4093/share)	—	—	—	—	239,289	239,289	239	97,702	—	—	—	—	97,941
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(339,570)	(339,570)
Reclassification of debt forgiveness
by Westek (Notes 2 and 9)	—	—	—	—	—	—	—	2,030,298	—	—	—	—	2,030,298
Net loss	—	—	—	—	—	—	—	—	—	—	(1,016,972)	—	(1,016,972)
Balance, July 31, 2004	34,343,662	34,344	—	—	50,822,686	50,822,686	$50,822	$3,012,360	$—	—	(4,455,782)	$(644,135)	$(2,002,391)

August 2004, additional paid in capital from bridge
loans exchanged for shares	—	—	—	—	—	—	—	17,495	—	—	—	—	17,495
					—	—	—	(6,000)	—	—	—	—	(6,000)
Conversion of Preferred Stock into Debenture	—	—	—	—	694,550	694,550	695	427,695	—	—	—	—	428,390
December 2004, issuance of stock for interest on	—	—	—	—	60,096	60,096	60	76,100	—	—	—	—	76,160
bridge loan
March 2005, issuance of stock for services	—	—	—	—	100,000	100,000	100	62,880	—	—	—	—	62,980
April 2005, issuance of stock warrants for
services	—	—	—	—	—	—	—	17,295	—	—	—	—	17,295
April 2005, sale of preferred Series B stock
net of $97,995 offering costs ($.001 par),	—	—	—	—	—	—	—	—	—	—	—	—	—
($0.65/share)	—	—	617,692	618	—	—	—	302,887	—	—	—	—	303,505
April 2005, issuance of stock for
debt forgiveness	—	—	246,152	246	—	—	—	159,754	—	—	—	—	160,000
June 2005, issuance of stock options for
services	—	—	—	—	—	—	—	35,403	—	—	—	—	35,403
Reversal of conversion of					—
convertible preferred shares	(1,301,178)	(1,301)	—	—	1,301,178	1,301,178	1,301	—	—	—	—	—	—
July 2005, issuance of stock for services	—	—	—	—	120,000	120,000	120	35,288	—	—	—	—	35,408
July 2005, issuance of stock for conversion
of debt	—	—	—	—	1,162,791	1,162,791	1,163	278,047	—	—	—	—	279,210
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	274,643	274,643
Net loss	—	—	—	—	—	—	—	—	—	—	(2,450,792)	—	(2,450,792)
Balance July 31, 2005	33,042,484	33,043	863,844	864	54,261,301	54,261,301	54,261	4,419,204	—	—	(6,906,574)	(369,492)	(2,768,694)

Conversion of common stock into debentures	—	—	(863,844)	(864)	—	—	—	(555,636)	—	—	—	—	(556,500)
(Note 10)
Conversion of preferred stock into common stock	1,301,178	1,301	—	—	(1,301,178)	(1,301,178)	(1,301)	—	—	—	—	—	—
Shares issued as security for convertible debtures	—	—	—	—	25,685,000	—	25,685	3,313,365	(3,339,050)	—	—	—	—
(Notes 5 and 10)
Stock Issued for services (August 2005)	—	—	—	—	28,000	28,000	28	3,612	—	—	—	—	3,640
Stock Issued for services (August 2005)	—	—	—	—	427,000	427,000	427	60,888	—	—	—	—	61,360
Stock Issued for services (September 2005)	—	—	—	—	805,000	805,000	805	132,020	—	—	—	—	132,825
Stock Issued for services (September, 2005)	—	—	—	—	750,000	750,000	750	254,250	—	—	—	—	255,000
Stock Issued for services (May 2006)	—	—	—	—	875,000	875,000	875	86,625	—	—	—	—	87,500
Stock Issued for services (June 2006)	—	—	—	—	83,334	83,334	83	8,251	—	—	—	—	8,334
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(79,486)	(79,486)
January, 2006, Issuance of stock options for
services	—	—	—	—	—	—	—	62,379	—	—	—	—	62,379
September 2006 issuance of stock warrants
in connection with financing	—	—	—	—	—	—	—	45,164	—	—	—	—	45,164
Net loss	—	—	—	—	—	—	—	—	—	—	(1,848,797)	—	(1,848,797)
Balance July 31, 2006	34,343,662	34,344	—	—	81,613,457	55,928,457	81,658	7,830,122	(3,339,050)	—	(8,755,371)	(448,978)	(4,597,275)

Discount on issue of loan note (Note 10)	—	—	—	—	—	—	—	62,640	—	—	—	—	62,640
Issuance of stock for services (October, 2006)	—	—	—	—	1,000,000	1,000,000	1,000	67,000	—	—	—	—	68,000
Issuance of stock for services (October, 2006)	—	—	—	—	1,250,000	1,250,000	1,250	148,749	—	—	—	—	149,999
October, 2006 issuance of stock options for services	—	—	—	—	—	—	—	223,844	—	—	—	—	223,844
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	—	(27,966)	(27,966)
Net Loss	—	—	—	—	—	—	—	—	—	—	(2,515,986)	—	(2,515,986)
Partial conversion of Convertible Loan Note into Common Stock (Dec. 2006) (Note 6)	—	—	—	—	1,000,000	1,000,000	1,000	49,000	—	—	—	—	50,000
Stock Option Expense	—	—	—	—	—	—	—	315,927	—	—	—	—	315,927
Beneficial conversion discount underlying Convertible Loan Notes (Notes 2 & 9)	—	—	—	—	—	—	—	283,874	—	—	—	—	283,874
Stock issued for services (December 2006)	—	—	—	—	850,000	850,000	850	51,000	—	—	—	—	51,850
Cashless conversion - Montgomery	—	—	—	—	345,000	345,000	345	(345)	—	—	—	—	—
Prepaid element of expenses settled in stock	—	—	—	—	—	—	—	—	—	(49,244)	—	—	(49,244)
Balance April 30, 2007	34,343,662	$34,344	—	$—	86,058,457	60,373,457	$86,103	$9,031,811	$(3,339,050)	$(49,244)	$(11,271,357)	$(476,944)	$(5,984,337)

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated Statements of Cash Flows
(Unaudited)

			March 26, 1997
			(Inception)
	Nine Months Ended		Through
	April 30,		January 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(2,515,986)	$(892,288)	$(11,271,357)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	8,318	24,075	159,851
Intercompany interest income	—	—	242,382
Interest imputed (non cash)	495,915	26,046	484,295
Prepaid element of expenses and beneficial			—
discounts on loan note conversions	(252,529)	—	(252,529)
Stock issued for compensation and services	809,619	391,465	1,993,447
Stock issued for interest	—	61,360	86,160
Gain (loss) on debt forgiveness	—	—	(662,610)
Changes in operating assets and liabilities:	—		—
Receivables	195,192	(62,280)	(25,246)
Prepaid expenses and other current assets	17,610	66,419	142
Deferred debt issue costs	—	(84,092)	—
Accounts payable	267,375	(28,958)	1,230,168
Accrued expenses	150,130	(3,029)	841,326
Accrued interest payable	225,659	207,131	225,659
Accounts payable (related party)	(194,479)	1,330	(72,745)
Other	5,715	43,197	143,489
Net cash used in
operating activities	(787,461)	(249,624)	(6,877,568)
—
Cash flows from investing activities:			—
Acquisition of patents	(58,834)	(11,620)	(157,912)
Acquisition of equipment	—	(3,481)	(151,209)
Net cash used in	—		—
investing activities	(58,834)	(15,101)	(309,121)
—
Cash flows from financing activities:			—
Advances from affiliates	—	—	4,378,963
Proceeds from debenture issue	—	300,000	—
Repayment of advances from affiliates	—	—	(728,426)
Advances from related parties	178,102	—	261,152
Proceeds from issuance of preferred stock	—	—	813,930
Discount on notes payable	—	50,913	144,382
Proceeds from Royalty Participation Agreement	—	—	450,000
Proceeds from issue of Loan Notes	335,000	—	1,597,495
Short term advances	80,000	—	80,000
Interest payable reclassified as Loan Notes	192,300	—	182,300
Net cash provided by			—
financing activities	785,402	350,913	7,179,796
—
Effect on cash from foreign currency translation	1,111	13,209	8,351
—
Net change in cash and			—
cash equivalents	(60,893)	86,188	(6,893)
—
Cash and cash equivalents:			—
Beginning of period	61,240	2,015	—
—			—
End of period	$1,458	$101,412	$1,458

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Conversion of note payable to common stock	$—	$—	$700,000
Conversion of preferred stock into debentures	—	556,500	86,160
Stock-based compensation	809,619	—	1,993,447
	$809,619	$556,500	$2,779,607

   In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1: ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Attention is drawn to the detailed disclose in this Note and elsewhere in these Financial Statements which creates substantial doubt concerning the Company’s ability to continue to finance and maintain its current operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 30, 2007, the results of operations for the nine and three months ended April 30, 2007 and 2006 and the period from March 26, 1997 (inception) through April 30, 2007, and cash flows for the nine months ended April 30, 2007 and 2006 and the period from March 26, 1997 (inception) through April 30, 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended July 31, 2006.  There have been no updates or changes to our audited financial statements for the year ended July 31, 2006.

There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the three month period ended April 30, 2007 is not necessarily indicative of the results to be expected for the full year.

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to developing new products. Our planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

We have reported net losses of $1,848,797, $2,450,792 and $8,755,370 for the fiscal years ended July 31, 2006, 2005 and for the period from the date of inception, March 26, 1997 to July 31, 2006, respectively. The loss from date of inception, March 26, 1997 to April 30, 2007 amounts to $(11,271,357). We had substantial net current liabilities of $5,531,494 and cash balances of $1,459 at April 30, 2007.. These factors, among others, raise substantial doubt about its ability to continue as a going concern.

As explained in Note 9 we are in default on several of our Loan Notes at July 31, 2006. Our major creditors and Loan Note holders have continued to work with us during the nine month period ended April 30, 2007 to restructure our obligations to enable us to match future payments with our future working capital plans and several Loan Note holders formally restructured their advances to us in the period Ended April 30, 2007. In addition the directors, management team and key contractors have deferred payment of compensation due to them since October 2006 (and in certain cases previously) and many key suppliers are providing us with valued and ongoing support and forbearance with respect to our payment obligations.

However as further explained in Note 9, we have not been able to make repayments required under our Loan Notes (including those restructured since July 31, 2006) and therefore we are in default under the terms of several of those Loan Notes. Therefore, although we are in continued discussions with those loan note holders and creditors, their continued forbearance can not be assured with certainty. Our ability to continue normal operations will depend on (i) the continued forbearance of our loan note holders and creditors; (ii) our continued ability to raise additional funds through various potential sources such as equity and debt financing and government grants, which is a continuous part of our business process; (iii) our ability to develop new products and obtain new revenue generating contracts; and (iv) the market success of our first product to market, described below. Such sources of finance and credit may not become available as needed or be available on acceptable terms or be maintained, as appropriate.

Historically a significant portion of our financing has been through the sale of equity securities and convertible notes in private placements. The last successful financing raised $335,000 from Triumph Small Cap Fund LP. in November 2006. Since that time the Company has relied on short term advances from Westek Ltd. (“Westek”) (a related party - see Note 2) and from Triumph Small Cap Fund LP (“Triumph”). During the nine month period ended April 30, 2007 Westek made aggregate advances of $178,102 and Triumph made aggregate advances of $80,000. Triumph informed the Company in January 2007 that it is unable to make further advances, although Westek has continued to make advances during the three month period ended April 30, 2007 and subsequently. The advances from Westek are intended to maintain a basic level of operations in our trading subsidiaries and to maintain basic compliance at IVMD Inc ahead of improved operating conditions. The advances from Westek and Triumph are unsecured, unconvertible and interest free; they are payable on demand.

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1: ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN, continued

Prior to July 31, 2006 we recorded revenues from billings made under a Research and Development Contract with Inverness Medical Innovations (IMI), dated November 2002. Under the terms of this contract (and a related Patent License Agreement, both subsequently amended throughout the contract field work) we jointly developed, with IMI, the technology underlying a new product (a prothrombin measurement device which is used for the measurement of coagulation of blood in patients at risk of heart disease and stroke) ("The PT Product"). In July 31, 2006 our involvement in the development of this product ended and we anticipate that the product will be launched into the global markets in 2007/2008. The product is to be sold by IMI and we have no influence over the marketing and sales process. Under the terms of our agreements with IMI we are entitled to participate in the following revenue streams: (a) billings to IMI for our development work during the product development phase ("Development Revenues") and (b) the receipt of 2% of all future net sales proceeds arising from the sale of The PT Product ("Royalty Income"). Development Revenues ceased with the completion of the development of the PT Product in July, 2006. We will begin to earn Royalty Income simultaneously with the commencement of sales of the PT Product. The commencement of the sale of this product will result in a change of our status from a "Development-stage Enterprise". We are currently developing other hand held and portable products which are focused on (a) the measurement and detection of pregnancy and labor and (b) the detection of diseases and medical conditions using magnetic detection techniques applied to tissue and blood. We intend to engage in discussions with several parties which management believes may result in commercial, revenue earning contracts.

Note 2: Related Party Transactions

As of April 30, 2007, $197,337 was due to related parties and we purchased services from related parties during the three and nine month period ended April 30, 2007 amounting to $0 and $121,051 respectively. There were no transactions with related parties during the three and nine month period ended April 30, 2006.

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

During the nine month period ended April 30, 2007 Westek advanced $178,102 to the Company. These advances are interest free and are payable on demand. The advances are intended to enable the Company to maintain a basic level of operation ahead of securing new commercial contracts. These short term advances are described more fully in Note 9.

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 3: Property and Equipment

Major classes of property and equipment as of April 30, 2007 are listed below:

Furniture and Fixtures	$16,523
Office Equipment	89,814
Plant and Equipment	20,939
127,276
Less: accumulated depreciation	122,061
$5,215

Depreciation expense was $ 1,751 and $8,009 for the three month periods ended April 30 2007 and 2006 (and $ 8,318  and $24,075 for the nine month periods ended April 30, 2007 and 2006), respectively.

Note 4: Intangible Assets - Patent Costs

Changes in Intangible assets - Patent Costs for the nine month period ended April 30, 2007 were as follows:

Cost - start of year	$157,911

Costs incurred during the period	-
Amortization	-
Retirements	-
Cost - end of year	$157,911

No amortization is recorded because the economic life of the underlying patents is expected to be less than their legal life and the company has yet to derive revenue from the commercial applications of the underlying patents. At such time as we begin earning revenues, the cost of the underlying patents will be amortized over their estimated economic life.

Note 5: Preferred Stock

We are authorized to issue 50,000,000 shares of preferred stock.

4% Convertible Preferred Stock

As of April 30, 2007, the Company had 34,343,662 shares of Series A 4% voting redeemable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock. Holders of Series A Preferred Stock have priority over all of the shares of the Company on liquidation or sale at the rate of $0.233 per share. Holders of Series A Preferred Stock are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

The aggregate of arrearages in cumulative preferred dividends on the Series A Preferred Shares through April 30, 2007, are $22,757.

Note 6: Common Stock

We are authorized to issue 500,000,000 shares of common stock.

We issued the following shares of common stock for services during the nine month periods ended April 30, 2007 and 2006, respectively

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 6: Common Stock, continued

	April 30, 2007		April 30, 2006
	Number	Fair Value	Number	Fair Value
	of Shares	of Shares	of Shares	of Shares
Shareholder	Issued	Issued	Issued	Issued
CLX & Associates Inc			$750,000	$255,000
Sichenzia Ross Friedman Ference LLP			805,000	132,825
Cornell Capital Partners LP			472,000	61,360
Monitor Capital Inc			28,000	3,640
Crown Capital Group Ltd	1,000,000	68,000
UTEK Corporation	1,250,000	150,000
Sichenzia Ross Friedman Ference LLP	850,000	51,850
	3,100,000	$269,850	2,055,000	$452,825

We value the shares of common stock issued for services at the quoted market price of the stock at the issue date or at the contracted value of the services where this is clearly defined in the underlying contract. During the nine month period ended April 30, 2007 we issued:

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

On December 11, 2006 one of our Loan Note holders, Triumph Small Cap Fund Inc converted $50,000 of the principal value of their Loan Note into 1,000,0000 shares of Common Stock in accordance with their conversion rights (see Note 9)

On October 27, 2006 we issued to Montgomery Equity Partners Ltd 345,000 shares of common stock upon its exercise of warrants which were issued to Montgomery Equity Partners as part of a prior financing, as more fully described in Note 7

No other shares of common stock, other than those described above, were issued during the nine month periods ended April 30, 2007 and 2006.

Note 7: Stock Options and Warrants

Stock Options - Employees and contractors (“Staff”)

Since inception, stock options have been granted to staff members under the Company's 2005 Stock Incentive Plan as follows:

•
During May 2004, the Company granted 9,659,000 common stock options to two officers with an exercise price of $1.00 per share. The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $1.00 per share based on estimates made by the directors at that time. In March 2006 one of the officers resigned and the 4,829,500 options granted to him lapsed. Under the terms of the option award the remaining 4,829,500 options vest in three equal installments of 1,609,834 each in May 2006, 2007 and 2008, subject to certain operating performance criteria having been met. The performance criteria were not met by the first vesting date and therefore 1,609,834 of these options have lapsed. Management is of the view that the performance criteria are unlikely to be met by each of the future vesting periods.

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 7: Stock Options and Warrants, continued

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

>From August 1, 2006 we were required to adopt SFAS No. 123(R) whereby we account for stock option expense for employees and contractors by charging the fair value of options granted and expected to vest equally over the vesting period. In the case of options that vest on grant the fair value of the option is expensed immediately. The expense is shown as stock option expense in the

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 7: Stock Options and Warrants, continued

consolidated statement of operations with the credit posted to Additional Paid In Capital. Prior to August 1, 2006 we were not required to treat employee stock options in accordance with SFAS No. 123 (R) , and we disclosed the impact on pre-tax results had we valued employee stock options on a proforma basis in the footnotes to our Annual Financial Statements. In the three month period and nine month period ended April 30, 2006 the stock option charge would have increased by approximately $37,500 and $112,500, respectively, had we adopted SFAS No. 123(R) in that period.

In determining which options are expected to vest we have taken account of the fact that options have only been granted to relatively few key members of staff and in the opinion of management all of those people are likely to stay with the Company through the vesting period of their options and beyond. Therefore, it is assumed that all options granted are likely to vest, except those that are not expected to vest by virtue of underlying performance conditions (described above).

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

Summary of options and warrants outstanding

The following schedule summarizes the changes in the Company's outstanding stock awards since July 31, 2006

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 7: Stock Options and Warrants, continued

			Weighted	Weighted
	Options Outstanding		Average	Average	Aggregate
	Number of	Exercise Price	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Per Share	Contractual Life	Value
Balance at July 31, 2006	4,996,436	$0.001-$1.50	$0.750

Awards Granted to Staff	16,015,000	$0.065	$0.065
Awards exercised		$0.000
Warrants exercised	(350,000)	$0.001	$0.001

Balance at April 30, 2007	20,661,436	$0.065-$1.50	$0.685	13.95 years	$1,341,388

Awards exercisable at
April 30, 2007	3,201,769	$0.065-$1.50	$0.685	7.27 years	$184,960

The following schedule summarizes the non-vested stock awards for the year ended April 30, 2007.

		Weighted	Weighted
		Average	Average
	Number of	Exercise Price	Grant Date
	Shares	Per Share	Fair Value
Balance at July 31, 2006	4,996,436	$$ 0.001-1.50	$0.750
Awards Granted	12,463,231	$0.065	$0.065
Awards exercised	-	N/A	N/A
Awards cancelled/expired	-	N/A	N/A
Balance at April 30, 2007	17,459,667	$$ .065-1.50	$0.685

Note 8: Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We had tax losses available to carry forward in our UK operating subsidiaries of $5.6 million at July 31, 2006 and we continued to incur tax losses in the nine month period ended April 30, 2007. We have therefore not recorded any tax charge of liability in the three month period ended April 30, 2007 or in any previous period.

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

Note 9: Financings, continued

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

Note 9: Financings, continued

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

The table below details the unamortized discount figure shown in the balance sheet:

	Beneficial		Unamortized
	Discount	Q2 charge	Amount
Westek	$113,400	$37,800	$75,600
Triumph	$0	$0	$0
Cornell	$146,160	$61,560	$184,600
Longview	$24,314	$5,775	$18,539
	$283,874	$105,135	$233,519

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

Note 9: Financings, continued

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

In addition during the nine month period ended April 30, 2007 Westek advanced $178,102 to the Company. The intention of Westek in making such advances was to permit the Company to maintain a basic level of operations in our main trading subsidiary (IVMD UK Ltd) and to maintain compliance at IVMD Inc. Westek has continued to make limited funding available to us subsequent to April 30, 2007pending the outcome of various commercial discussions which we are engaging in which management believes may result in new commercial contracts which could result in new sources of revenue in the form of sales or license contracts. These advances are interest free and are payable on demand.

As of April 30, 2007, Westek has made aggregate advances of $178,102 to us and as of June 5, 2007 has made further total aggregate advance of $55,000 to the Company.

Subsequent to April 30, 2007 Westek put the Company on notice of the fact that it had informed the other loan note holders (described under A and C above and E below) that it was considering ceasing to make further such advances to the Group unless some of them would assist on a comparable basis. Westek pointed out to the loan note holders that it was unreasonable to expect it to continue to provide new finance as an unsecured junior debt holder since the other loan note holders have better collateral and terms than Westek.

Whilst Westek continues to advance money to cover day to operations, it has informed the Company and the other loan note holders that it is only be prepared to consider continuing to fund the Group in the future if the other loan note holders agree to either (a) share some of the ongoing financial burden with Westek; or (b) convert their loans into common stock, in which case Westek has offered to forgo part of its loan and convert the balance; this would restructure the balance sheet and open the way for new finance from Westek and others. Westek has also proposed to the Company and other loan note holders that, if no agreement can be reached, then, to avoid formal insolvency it would be prepared to consider purchasing the share capital of the subsidiary companies (which are secured on the advances of the loan note holders,

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 9: Financings, continued

other than Westek), thus returning the Company to a shell status for the loan note holders to consider maintaining. Negotiations and discussions continue between the loan note holders, Westek and the Company, but no final agreement has yet been reached. The outcome of such negotiations is not certain and the future viability of the Company and nature of its operations is obviously in doubt pending the outcome of those negotiations

E. Short Term Advance from Loan Note Holder

During the nine month period ended April 30, 2007, Triumph advanced a sum of $80,000 to the Company. Triumph has subsequently indicated that it will not demand repayment of this loan, but no formal arrangements have been entered into. Therefore, this loan is treated as repayable on demand. The note does not bear interest and is not convertible.

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

Total Amount Advanced $450,000 Interest Imputed from inception until April 30, 2007 $166,005 -------------- Included in Long Term Debt at April 30, 2007 $616,005 ==============

Total Amount Advanced	$450,000
Interest Imputed from inception until April 30, 2007	$166,005
Included in Long Term Debt at April 30, 2007	$616,005

Accounting for September, 2005 Financing and subsequent restructurings

The Principal amount of unpaid Loan Notes at April 30, 2007 is shown separately on the balance sheet as Notes Payable. The total is classified within Current Liabilities as “Current Portion of Notes Payable”, since all amounts are repayable before April 30, 2008..

The following table shows the composition and classification of the Principal amounts of Notes Payable in the balance sheet at April 30April 30, 2007:

Total Principal
Outstanding

Montgomery Capital Partners	319,290
Triumph Small Cap Fund	450,000
Longview	309,300
Other Accredited Investors*	216,500
Total Notes payable
(before beneficial conversion discount**)	1,295,090

*Described in A above** see “Beneficial Conversion Rights” below

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

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 9: Financings, continued

The principal value of the Loan Note at April 30, 2007 ($348,000) is included in the balance sheet net of the unamortized discount (of $28,710) at $319,290. The discount imputed on the loan is offset against Additional Paid in Capital and is charged to the operating statement over the life of the Loan Note

Beneficial Conversion Rights

As explained above and in Note 2 the conversion rights in certain of the Loan Notes described above have been granted at a discount from the market price of the shares of the Company’s common stock at the date that the loan notes were issued. Such beneficial discounts are recognized when the loan note is issued. The value of the discount is estimated using the Black Scholes method and is credited to Additional Paid in Capital on the balance sheet. The cost of the discount is expensed (as interest expense) over the life of the loan note. The unamortized portion of the value of the discount ($178,740) is show as a deduction from the total principal value of the loan notes outstanding on the balance sheet, resulting in a net balance of $1,116,350.

Note 10: Defaults upon Senior Securities

As explained in Note 9, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing and certain of the subsequent restructurings of the loans made under the September 2005 financing. As of April 30, 2007, the arrears of due but unpaid interest and penalties on Debentures and Loan Notes that were in default was $313,528 and the arrears of unpaid but due principal on Debentures in default amounted to $873,800.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

Forward-Looking StatementsThe information in this quarterly report contains forward-looking statements within the meaning of the Private Securities litigation Reform Act of 1995. This Act provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information about their business and operations so long as they identify these statements as forward looking and provide meaningful cautionary statements identifying important factors that could cause actual results to differ from the projected results. All statements other than these statements of historical fact made in this report are forward looking. In particular, the statements herein regarding industry prospects and future results of operations or financial position are forward looking statements. Forward-looking statements reflect management's current expectations and are inherently uncertain. Our actual results may differ significantly from management's expectations.

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

Our website is located at www.ivmd.com.

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

The prothrombin measurement device (the "PT Device") was developed under a research and development contract with Inverness Medical Innovations Inc ("IMI"), which was entered in on November 11, 2002 (the "IMI Agreement"). Pursuant to the IMI Agreement, we are entitled to two types of revenue streams: (i) billings to IMI for our development work during the product development phase and (ii) royalties equal to 2% of net revenues from the sale of the PT Device. The product development phase of the IMI Agreement has been completed. Commercialization of the PT Device by IMI is expected to commence in 2008. IMI will oversee sales and marketing of the prothrombin device and we will not have any influence over this process.

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

Results of Operations

Three and Nine months ended April 30, 2007 compared to Three and Nine months ended April 30, 2006

Revenues

We did not generate any revenues during the three and nine months ended April 30, 2007, as compared to revenues of $311,109 and $1,077,451766, the three and nine months ended April 30, 2006. The decline in revenues is due to the completion of the produce development phase of our agreement with IMI. As explained above, the next phase of the IMI agreement involves our receiving royalties from future sales of the PT Device by IMI. Additionally, we are seeking to enter into additional research and development or IPR license contracts.

Depreciation Expenses

Depreciation expenses for the three and nine months ended April 30, 2007 amounted to $1,751and $8,318, respectively compared to $8,009 and $24,075 for the three and nine months ended April 30, 2006, respectively. The decline is due to that fact that it has not been necessary to replace or update any of our fixed asset base which is adequate for our purposes and therefore the depreciation charge continues to decline.

General & Administrative Expenses

General and administrative expenses for the three and nine months ended April 30, 2007 were $91,457 and $367,240, respectively, as compared to $136,009 and $413,729 for the three and nine months ended April 30, 2006, respectively. This change reflects efforts to reduce general and administrative expenses. Because of our cash shortages we have deferred payment of as many general and administrative costs as possible.

Sales and Marketing Expenses

We incurred $75,964 of marketing costs in the three month period ended April 30, 2007, and $218,425 in the nine period ended April 30, 2007, as compared to $Nil for the three and nine month period ended January31, 2006. With the conclusion of the IMI contract we have the capacity to explore new commercial contracts to exploit our various technologies and these new costs include general commercial and promotional activity, attendance at trade fairs and exhibitions and compensation for our business development manager and associated costs. Several important commercial opportunities have been developed from this new activity all of which are currently being followed through. To conserve cash our main marketing contractors have accepted shares of our common stock as consideration for services performed.

Research & Development Expenditure

During the three months ended April 30, 2007, we spent $128,444 on research and development compared to $314,746 during the three month period ended April 30, 2006.. We spent $459,050 in the nine month period ended April 30, 2007 compared to $901,416 for the nine month period ended April 30, 2006 on research and development. In the three month period ended April 30, 2007 our R&D activity was focused on preparing our new (post PT Device) technology for potential future product launches. This activity focused on our Magnetic Strip Reader technology and our Magnetic Detection technology. By comparison, during the three month period ended April 30, 2006, our R&D expenditure was focused on the PT Device and was substantially higher because of the volume of outsourced R&D expenditure required to develop the PT Device.

Stock Option Expense

No stock options were awarded during the nine month period ended April 30, 2006. By comparison we granted stock options to purchase 16,015,000 shares of our common stock to members of our management team pursuant to our 2005 Incentive Stock Plan during the three month period ended October 31, 2006. We account for stock option expense under the provisions of SFAS No. 123(R) whereby we value stock options using the Black Scholes method and spread the charge equally from the date of grant until the date that the options vest, adjusting for options that we believe are unlikely to ever vest. 2,500,000 of the options granted during the three month period ended October 31, 2006 vested on the grant date, resulting in an abnormal charge of $162,000. The remaining options vest over various periods through September 30, 2010. The total charge for option expense in the three month period ended April 30, 2007 amounted to $135,315 and $539,770 during the nine month period ended April 30, 2007 compared to $0 and $0 in the three month and nine month periods ended April 30, 2006, respectively.

Net Income (Loss)

Net loss before other income and expense (which included interest expense) for the three months ended April 30, 2007 was $(443,130), as compared to a net loss of $(154,736) for the three months ended April 30, 2006. During the nine month period ended April 30, 2007 the net loss before other income and expense (which included interest expense) was $(1,803,889) compared to $(552,694) in the nine month period ended April 30, 2006. The increase in net loss is attributable to (a) the completion of the product development phase of the IMI Agreement, and (b) the grant of a significant number of stock options to members of our management team.

Net loss (after other income and expense, including interest) for the three and nine month period ended April 30, 2007 amounted to $(696,546) and $(2,515,986), respectively compared to $(306,062) and $(892,288) for the three and nine month period ended April 30, 2006, respectively. The increase in net loss was due to the factors discussed above, as well as interest expense amounting to $253,416 and $712,097 in the three and nine month period ended April 30, 2007, respectively as compared to $96,429 and $233,177 in the three and nine month period ended April 30, 2006, respectively. The increase in interest expense is attributable to punitive interest charges related to outstanding debt obligations of the Company which were in default during the three month period ended October 31, 2006 and the generally increased debt burden of the Company.

Liquidity and Capital Resources

We have incurred operating losses since our inception. At April 30, 2007, we had an accumulated deficit from inception of $(11,271,357). We are in default under the terms of certain of our credit obligations and are operating at the forbearance of our creditors. Our auditors, in their report on our financial statement for the fiscal year ended July 31, 2006, have expressed substantial doubt about our ability to continue as a going concern.

The Company's working capital needs include payment of salaries, administrative expenses, and research and development activities. At April 30, 2007, we had a cash balance of $1,459 and current liabilities of $5,555,061. The Company's cash balances at April 30, 2007 are not sufficient to support operations for the next twelve months and it is necessary for the Company to continue to seek one or more of the following: (i) additional financing in the form of equity and/or debt, (ii) additional grants from the U.K. government; and (iii) product development contracts with commercial partners. As explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements (set forth in Part I herein) and further explained in the section below entitled "Recent Financings", the Company has been active, and continues to be active, in seeking to secure new sources of financing. However, there can be no assurance that that any additional financing will become available on terms that are acceptable to us and, as further explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements (set forth in Part I herein) and further explained in the section below entitled "Recent Financings" since April 30, 2007; Westek, who had been funding the Company by way of short term advances, notified the Company and the other loan note holders (referred to in Note 9) that it was not prepared to continue to do so in future unless agreement is reached with those loan note holders regarding the shared ongoing responsibility for funding the Company and other related matters. Negotiations between Westek and the other loan note holders are ongoing and the future viability of the Company and its underlying business is dependent upon the outcome of these discussions. There can be no assurance that an arrangement can be worked out among the parties. If an agreement is not reached among the parties, we may be forced to curtail our operations.

Critical Accounting Policies

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD (UK) Limited and Jopejo Limited, both UK companies. The assets and liabilities of our foreign subsidiaries have been translated from British pounds into U.S. dollars at the exchange rate in effect at April 30, 2007 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

Basis of presentation

Our research and development is conducted in Inverness, Scotland, through our subsidiaries: IVMD (UK) Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters.

We are a development stage enterprise and have incurred losses since inception. We had a net capital deficit at April 30, 2007 of $(5,984,337). We also had substantial net current liabilities at April 30, 2007 and we were in default on several of our Notes Payable, as explained in Item 3 of Part 2. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. Historically we have depended on various sources of finance to support ongoing operations, in particular, until our various products and work in progress reach the point where they generate income (which cannot be assured) we are dependent upon external funding, which has generally been made available to us in the past by way of convertible loan notes provided by specialist investment funds. Since November 2006 such funding has not been forthcoming and we have depended upon short term advances from two of our loan note holders, as explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements (set forth in Part I herein). More recently those advances have been restricted to one loan note holder, a related party, Westek. As explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements, Westek has recently notified the Company and the other loan note holders (referred to in Note 9) that it was not prepared to continue to do so in future unless agreement is reached with those loan note holders regarding the shared ongoing responsibility for funding the Company and other related matters Negotiations between Westek and the other loan note holders are ongoing and the future viability of the Company and its underlying business is clearly dependent upon the outcome of these discussions. The outcome of those negotiations can not be predicted at this time. There can be no assurance that an arrangement can be worked out among the parties. If an agreement is not reached among the parties, we may be forced to curtail our operations.

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

The Purchase Agreement with Montgomery provided for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 of which $300,000 was funded. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants to purchase 350,000 shares of Common Stock at $0.001 per share. As further security for its obligations under the Purchase Agreement and the Accredited Investor Purchase Agreement, the Company deposited into escrow 25,685,000 shares (the "Escrow Shares") of common stock. The Escrow Shares are deemed issued but not outstanding.

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

Westek Loan Amendment

On November 21, 2006, we entered into an amendment to the Loan Agreement with Westek dated as of June, 2004. Pursuant to the amendment, the maturity date of the Loan has been extended to March 31, 2008, and interest will accrue at the rate of 10% beginning in October 2007. The Loan has an outstanding principal balance of $1,800,000.

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

Short Term Advances since November 2006

As explained above, we have depended on various sources of finance to support ongoing operations, in particular, until our various products and work in progress reach the point where they generate income (which cannot be assured) we are dependent upon external funding, which has generally been made available to us in the past by way of convertible loan notes provided by specialist investment funds.

Since November 2006 such funding has not been forthcoming and we have depended upon short term advances from two of our loan note holders, as explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements (set forth in Part I herein). Advances, which are interest free, not convertible and repayable on demand, have been made by Triumph and Westek. During the nine month period ended April 30, 2007 Triumph advanced a total of $80,000 and Westek a total of $178,102. Triumph has indicated that it is unable to continue to make such advances and so, since December 2006 those advances have been restricted to Westek, a related party.

As explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements, Westek has recently notified the Company and the other loan note holders that it is not prepared to continue to make further advances unless agreement is reached amongst all of loan note holders regarding the shared ongoing responsibility for funding the Company and other related matters. Negotiations between Westek and the other loan note holders are ongoing and the future viability of the Company and its underlying business is clearly dependent upon the outcome of these discussions. The outcome of those negotiations can not be predicted at this time.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of April 30, 2006 or as of the date of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At April 30, 2007 we were in default under the terms of several notes payable. The total principal and interest due, but not paid, under these notes at April 30, 2007 were $873,800 (principal) , and $313,528 (interest and penalties) respectively.

The notes in default were as follows:

Type of Security	Maturity Date	Principal Amount (not including interest)
Secured Convertible Note	Regular Repayments	$309,300
Secured Convertible Note	Monthly Repayments	$348,000

The lender of the above notes has served notice on us demanding repayment of the full amount due under the note. Subsequent to the receipt of this demand notice, we have entered into negotiations with the note holders with the objective of restructuring the debt outstanding. These notes are in default because capital repayments have not been made on schedule dates

These notes remain in default although no formal default notice has been served on the Company.	Type of Security		Maturity Date		Principal Amount (not including interest)
Secured Convertible Note		September 7, 2006		$201,500
Secured Convertible Note		September 7, 2006		$15,000

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

IN VERITAS MEDICAL DIAGNOSTICS, INC.

Date: June 14, 2007	By:	/s/ Graham Cooper
Graham Cooper Chief Executive Office

By:	/s/ Martin E. Thorp
Martin E. Thorp Chief Financial Officer