Form 10KSB
period 2007-07-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2007-11-13
CIK 1142733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF

 1934

For the fiscal year ended: July 31, 2007

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
Richard A. Friedman, Esq.
Sichenzia Ross Friedman Ference LLP
61 Broadway, 32nd Floor
New York, NY 10006

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] -

State the issuer's revenues for the most recent fiscal year: $-0-

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.

As of November 8, 2007: $241,673

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 60, 418,457 shares of common stock, $.001 par value per share, as of October 31, 2007.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I

Item 1. DESCRIPTION OF BUSINESS

General Overview

We are engaged in the development of medical devices with `near-patient' (e.g. point of care and continuous monitoring) testing applications based upon our expertise in engineering and medicine and our intellectual property.

We have incurred losses (largely represented by research and development expenditures and supporting general and administrative costs) since inception and we have a net capital deficit at July 31, 2007 ($7,007,981). We also had substantial net current liabilities at July 31, 2007 ($6,462,298).  In addition we are in default under the terms of Loan Notes with total amounts outstanding at July 31, 2007 of $1,425,916.

Background

We were originally incorporated under the laws of Colorado on November 7, 2003 under the name Sports Information Publishing Corp. ("SIPC") for the purpose of engaging in sports prognostication.

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

Pursuant to the Share Exchange, as amended, the Company:

•	issued to the former holders of 8,000,000 shares of In Vivo DE preferred stock, an aggregate of 34,343,662 shares of our 4% voting redeemable convertible preferred stock (the "4% Preferred Stock");

•	issued to the former holders of shares of In Vivo DE common stock, an aggregate of 38,636,453 shares of our common stock;

•
issued 1,636,233 additional shares of our common stock to holders of $467,495 of promissory notes ($450,000 of which was converted by July 31, 2004), issued by In Vivo DE's wholly owned subsidiaries, Hall Effect Technologies Ltd. and Jopejo Ltd., in exchange for the cancellation of such notes; and

•	agreed to cause the resignation of all current members of our board of directors and appoint new directors as designated by certain shareholders or affiliates of In Vivo DE.

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

Recent Developments

Negotiations are in place among the Company, Westek Limited, Montgomery Equity Partners, Ltd. Longview Fund, L.P., Triumph Small Cap Fund, Inc., Whalehaven Capital Fund Limited, and the Rubin Family Stock Trust, pursuant to which the Company will sell its subsidiaries to Medical Diagnostic Innovations Limited (“MDI”).  Medical Diagnostic Innovations Limited is a company incorporated under the laws of the United Kingdom and Wales which was formed by the management and employees of the Company’s subsidiaries, including, Mr. Graham Cooper, our CEO and Martin Thorp, our CFO.  The parties contemplate the entry into a Stock Purchase Agreement, pursuant to which MDI will acquire all of the issued and outstanding share capital of the Company’s subsidiaries. The parties also contemplate that the proceeds of the sale will be utilized to provide partial settlement of the outstanding amounts owed to the Loan Note Holders.

Issuance of Secured Subordinated Convertible Debentures to Longview Fund, L.P.

On January 11, 2007, we entered into a modification agreement (the "Agreement") with Longview Fund, L.P. ("Longview"). Pursuant to the Agreement, we issued to Longview two 18% secured subordinated convertible debentures in an aggregate principal amount of $309,300, including a modified debenture in a principal amount of $261,300 (the "Modified Debenture") and a new debenture in a principal amount of $48,000 (collectively, the "Debentures").

The Debentures mature on April 30, 2008, bear interest at the rate of 18% per annum, and are convertible into shares of In Veritas Medical Diagnostics, Inc.’s (the "Company") common stock at a conversion price of $0.05 per share. Pursuant to the terms of the Modified Debenture, we are required to make lump sum payments to Longview in an aggregate amount of $25,000, including a payment of $12,500 no later than February 28, 2007 and another $12,500 payment no later than March 30, 2007, both of which shall be applied against the principal amount. Also pursuant to the terms of the Modified Debenture, we are required to make monthly payments of $15,000 beginning on November 30, 2007.

Issuance of Secured Subordinated Convertible Notes to Triumph Small Cap Fund Inc.

On November 29, 2006, we issued two secured subordinated convertible notes to Triumph Small Cap Fund Inc. ("Triumph") in an aggregate principal amount of $500,000. The first note, in a principal amount of $335,000, was issued in consideration of prior cash advances made to us by Triumph. The second note, in a principal amount of $165,000, was issued in exchange for a secured convertible note previously issued to Triumph. The notes bear interest at the rate of 8% per annum and mature on April 30, 2008. The notes are convertible, at Triumph's option, into shares of the Company's common stock at a conversion price of $0.05 per share, subject to a 9.99% conversion restriction.

Amendment to Westek Loan Agreement

On November 21, 2006, In Veritas Medical Diagnostics, Inc. and Westek Limited entered into an amendment (the "Amendment") to the Loan Agreement dated as of June, 2004 (the "Loan"). Pursuant to the Amendment, the maturity date of the Loan has been extended to March 31, 2008, and the Loan bears interest at the rate of 10% beginning in October 2006. The Loan has an outstanding principal balance of $1,800,000.

Graham Cooper, the Company’s Chairman, President and Chief Executive Officer, is the principal stockholder of Westek Limited.

Termination, Settlement, and Forbearance Agreement

On October 19, 2006, we entered into a Termination, Settlement, and Forbearance Agreement effective as of October 16 (the "Settlement Agreement"), with Cornell Capital Partners LP ("Cornell") and Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell. The Settlement Agreement relates to a Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell and a Securities Purchase Agreement (the "Purchase Agreement") with Montgomery entered into on September 7, 2005.

The Distribution Agreement with Cornell provided for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months after the signing of the Distribution Agreement. In addition as part of the commitment fee arrangements we issued 472,000 shares of the Company's common stock to Cornell.

The Purchase Agreement with Montgomery provided for the sale by us to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded. Under the Purchase Agreement, we also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share. As further security for its obligations under the Purchase Agreement and the Accredited Investor Purchase Agreement, we deposited into escrow 25,685,000 shares (the "Escrow Shares") of common stock. The Escrow Shares are deemed issued but not outstanding.

Subsequent to the completion of the Standby Equity Distribution Agreement and the sale of the 18% secured convertible debentures pursuant to the Securities Purchase Agreement in September 2005, the Company prepared and filed a registration statement on Form SB-2 (File No. 333-128321) with the Securities and Exchange Commission for the purpose of registering the securities underlying such financing transactions. In connection therewith, we received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, we may not register the securities sold in the financing transactions. On March 6, 2006, we withdrew the registration statement on Form SB-2 (File No. 333-128321) by filing a Form R-W with the Commission. As a result, we have not been able to draw down any further amounts under the Debenture. In addition, because of the failure to complete the entire financing transaction contemplated in the September 2005 financing, we have been unable to pay interest and principal payments on the Debentures.
Pursuant to the Settlement Agreement, the parties agreed to the following principal terms:

•
We shall pay Montgomery an aggregate of $348,000.00 (the "Funds") which represents all amounts owed by us to Montgomery under the Debenture as of the date hereof including outstanding principal and interest. We shall pay the Funds to Montgomery monthly at the rate of $29,000.00 ("Monthly Payment") per calendar month, with the first payment being due and payable on November 15, 2006 and each subsequent payment being due and payable on the first business day of each subsequent month until the Funds are repaid in full.

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

The termination settlement and forbearance agreement is currently in default.

Royalty Participation Agreements

On May 5, 2006, we completed the sale of a percentage of future royalties pursuant to a royalty participation agreement with The Rubin Family Irrevocable Stock Trust.

The royalties to be paid pursuant to the royalty participation agreements are derived from the Patent License Agreement with Inverness Medical Innovations, Inc. (the "IMI Agreement") pursuant to which we will receive royalties from the sale of a Prothrombin blood clotting measuring device (the "IMI Royalties). The IMI Agreement is further described in the "Organization and Basis of Presentation" section of these financial statements.

Pursuant to the royalty participation agreements described above, we received gross proceeds of $450,000 in exchange for 10% of the future IMI Royalties received by the Company, subject to the terms and conditions set forth in the royalty participation agreements (the "Royalty Payments"). The Royalty Payments shall be paid to The Rubin Family Irrevocable Stock Trust within 15 days of the end of the month in which we receive future IMI Royalties. We have the option to terminate the royalty participation agreements at any time, without penalty, by making a lump sum payment to the Investor equal to 300% of the funds received from the Investors pursuant to the Agreement, being $1,350,000.In certain circumstances, where payments to the investors do not reach defined threshold levels, the investors have the option to convert their right to future payments under the agreements into a three year interest baring term loan (carrying interest at 4% over prime) with a maturity value of $1,350,000. The earliest possible date that this contingent loan could become payable, in the worst case scenario, would be December 31, 2010.

Our Subsidiaries

We have two wholly owned subsidiaries, IVMD(UK) Ltd. ("IVMD(UK)") and Jopejo Ltd. ("Jopejo"), both of which are incorporated under the laws of England and Wales and based in Inverness, Scotland.

IVMD(UK), formerly Hall Effect Technologies Ltd ("HET") built a platform of patents from which to exploit unique commercial applications from the application of magnetic and other sensing technologies. HET's operations were, historically, funded in part from development contracts and government grants, with a majority of funding provided by Westek Ltd. The controlling interest of Jopejo, a biotech research company utilizing similar development techniques, was purchased by Abacus Trust Company Limited and the operations of the companies merged to achieve development savings.

Our Business

In Veritas Medical Diagnostics Inc ("IVMD") specializes in the field of near patient medical diagnostics, also known as "point of care". We develop products to address conditions affecting large numbers of the population which are aimed at transforming their lives, quality of treatment and significantly reducing healthcare costs We focus on creating point of care devices or systems for the minimally-invasive monitoring of patients which are designed to be accurate, cost effective, easy to use, and portable This requires an in depth understanding of both medical science and engineering and we have created an expert, multidisciplinary technical team to address this. Our products are designed to bring diagnosis into patients' hands.

The first product to use our technology, a prothrombin monitor for patients prescribed warfarin, has recently been taken up by a major diagnostics company and we anticipate them taking it to market in 2008. This device is used for the measurement of coagulation of blood in patients at risk of heart disease and stroke. This is a critical measurement for millions of patients worldwide which enables them to manage drug dosage at home, and can reduce downstream effects of these diseases by up to 30%. (source: Roche Diagnostics).

The product pipeline is described in detail below; it includes a sensitive, economic immunoassay platform for point of care, a digital strip reader for immunoassay, a home use monitor to predict the onset of labour and a low cost magnetic scanner being developed for tissue visualization.

We actively protect our intellectual property and have filed eleven current patent applications to date.

Most diagnostic approaches in point of care rely on combining the specificity of biology with chemistry to produce a visible signal. The fundamental premise of our business is to bring the application of a particular field of physics called the Hall Effect combined with magnetism, to this interface. In particular we have world class expertise in the measurement of magnetic fields in human samples. We also have extensive experience in engineering medical devices into hand-held applications, in strip measurement technology and in minimally invasive and non- invasive measurement techniques. The technical team at IVMD includes scientists, engineers and clinicians and we have forged a highly competent multidisciplinary team to allow us to address complex diagnostic needs with a high degree of innovation.

Because our core strength is in product development, we generally partner with large international medical device companies ("Commercial Partners") to ensure that our products properly address market needs and to provide an effective route to market. For each product or group of products we seek Commercial Partners who can work with us in one or more of the following areas as appropriate (a) identification of the market opportunity; (b) contribution to the research and development program; and (c) manufacture or distribution of the end product. The extent of involvement in each of these areas will vary from product to product.

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

In addition to Commercial Partners we also partner with higher education establishments in specific research areas; specifically we have two PhD. Research programs running with Strathclyde University in Glasgow, Scotland to further our research in non-invasive analyte measurement. In the programme at Strathclyde we are specifically studying the non-invasive measurement of glucose. This is a complex and challenging arena for medicine with many companies competing in the race to develop a truly non-invasive glucose system. However we are determined to fully utilize the expertise available in our Strathclyde collaboration to understand the fundamental issues of the problem and we are optimistic that we can develop new approaches in this field In addition we have secured capital investment from the UK government via the Inverness and Nairn Enterprise Regional Development Board which has taken equity and guaranteed a program to provide partial funding for three major development programs

Intellectual Property and Product Development

We have applied for eleven patents, three of which have been granted. These patents cover the generic and specific applications for our products and technology. We are currently working on a number of additional patent applications in related areas. Patent protection and management is an important part of our business model.

Commercial Contracts

In November 2002 we entered into a long term development contract and license agreement for our prothrombin blood clotting measurement technology with Inverness Medical Innovations, Inc (IMA - Amex) ("IMI"), located in Boston, Massachusetts. The development contract contributed over $3 million, over a three year period. Under our arrangements with IMI, we have agreed to assign certain of our patents and grant certain licenses to them for the use of our technology to produce and market a prothrombin blood clotting measuring device for which we will receive a stream of future cash payments equal to 2% of all net sales of such device. We understand that we should expect to start to receive payments under this arrangement in  2008.

Product Descriptions

The table set forth below briefly describes our key products, their applications and advantages over current technology and products.

Technology	Product	Key Applications/Market	Advantage
Blood Analyte measurement	Prothrombin Blood Clotting measuring device Status:Completed and about to be released to global markets	Minimally-Invasive, Accurate and Safe, Characteristic measuring device for heart attack and Stroke sufferers	Small, Cheap device with rapid measurement using world leading blood sample size
Disposable Digital Strip Reader	Digital read out of Immunoassay Lateral flow Strip Results Status:In Final Stage of Development	All YES / NO Immunoassay applications	Accurate, Low cost and Eco friendly
Labor Predictor	Predictor of Labor Onset Status:Ready for Licensing / extended clinical trials	Accurate prediction of onset labor from 6 weeks out. Consumer device for maternity planning. Professional care for mothers identified at risk for pre-term delivery.	High negative and positive predictive success. Ease o use. No competition exists either in professional medical or consumer markets.
Blood Analyte measurement	Biomarker monitor Status:In Development – Assay platform available at demonstration level.	Accurate measurement using very low blood volume of a number of Biomarkers including Heart attack, HIV, Cholesterol and Cancer	Highly sensitive, very low cost in comparison to any competitive system. Multiple measurements with one blood sample.
Blood Analyte measurement	Blood Glucose monitor Status:In Research	Non-Invasive, Accurate and safe, Glucose (and other) concentration continuous bulk measuring device	Small, Inexpensive device with rapid assay
Medical Imaging	Digital Scanning Machine Status: In Research	Non-Invasive, Safe, High Resolution alternative 2D X-Ray scanning	Portable, Inexpensive, continuous display, No Ionizing radiation
Bone Density Monitor	Osteoporosis detection and monitoring device	Non-invasive instant display of Bone mineral density of osteoporosis patients	No ionizing radiation. Inexpensive and accurate

The advantages of our technology can be summarized as follows

•	our devices represent the transfer of known technology from physics to medicine;
•	our technology can measure non-invasively or with very low analyte/sample size;
•	the magnetic fields applied to human use are benign and safe;
•	our devices can be produced and sold at a much lower cost than most competitive products;
•	our devices give 'next generation' technical superiority by:
•	operating from direct current to high alternating current frequencies;
•	measuring very low levels of displacement; and
•	working with low level magnetic fields.

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

Intellectual Property

We believe that our science and capability is unique. In view of the low level of published research and patent activity around these measurement principles, to our knowledge, no other company or group has attempted to use these techniques for these levels of measurement to develop product applications. Our intellectual property is based upon our ability:

•	to work at an appropriate physical level to specify magnetic systems
•	to develop high sensitivity Hall Effect devices using Molecular Beam Epitaxy (manufacturing) techniques;
•	to use the Hall Effect in high precision proportional measurement applications;
•	to provide advanced signal processing and control techniques to extract low level signals in biological systems; and
•	to establish techniques for measuring low-level effects with high levels of precision.

In all cases, we own the intellectual property associated with our products and applications. In addition to our issued patents and pending patent applications, we are in the process of filing for several additional patents at both a core principle and application levels.

Our eleven core patents and patent applications consist of the following:

Patents	Pending	Granted
Blood Coagulation (Unipath)	China, European Patent, Japan, US
PCT/GB2004/02401
Blood Coagulation	China, Europe, Japan, US
PCT/GB2005/002427
Blood Coagulation (low volume)	China, Europe, Japan, US
PCT/GB2006/000964
Blood Coagulation (low volume) China, Europe, Japan, US
PCT/GB2006/005076
Magnetic Scanner	China, Europe, Japan, US	Europe
PCT/GB01/01136
Labour Prediction (updated	First filing
software)
UK0605950.5
Blood Monitor	China, European Patent, Japan, US China
(Susceptibility)
PCT/GB02/01953
Labor Prediction	European Patent, Japan	United
PCT/GB02/04880	Kingdom, US
Magnetic Separation	First Filing
(Immunoassay)
PCT/GB2005/002427
Immunoassay - measurement of	First Filing
Presence and concentration
Of compounds in fluids
Supersedes Magnetic
Seperation
UK0615738.2
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

We have recently completed the first stage of product design for an new immunoassay platform based on strip technology and the sensitive detection of magnetic particle labels, made possible by our know how in Hall Effect sensors and magnetism.

We have embarked on discussions with a number of companies for a new digital immunoassay reader which has minimal electronic components, more sensitive, easy to use, no battery required and environmental friendly. The first application of this is likely to be in Digital Pregnancy Tests but the platform is available for the reading of any threshold immunoassay.

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

Initial Commercialization Strategy

The Prothrombin measurement device and the Labour Onset device utilize much of the core science and technology that applies to the applications in research.

The nature of the commercial contracts for these two products is quite different. For the Prothrombin measurement device we are essentially providing a front-end measuring system for a product that we have developed independently, produced and marketed by IMI. In the case of the Labour Onset device, we have produced semi-engineered prototypes for clinical trials Our commercial strategy for these devices is to have the devices produced and assembled for us in China and contract with partners that can assist us in marketing and distributing the products. We intend to rely on our distribution partner's experience and contacts with the end-users on issues of product features, functions and performance criteria. We are also in discussions with a second commercial partner who would take the product into the US, Europe and other world markets. These arrangements only cover the consumer range of products and further partnerships are being sought for professional medical devices.

We are in discussion with interested parties on the possibility of taking the digital reader technology for immunoassay direct to the market to create a revenue stream with a selected immunoassay parameter.

Products

Prothrombin Blood Coagulation Time Measuring Device

The prothrombin time (PT) is one of the most important laboratory measures to determine the functionality of the blood coagulation system. It is used in patient care to diagnose a condition of blood coagulation, assess the risk of bleeding in patients undergoing operative procedures, monitor patients being treated with oral anticoagulant (coumadin) therapy, and evaluate liver function. The PT is performed by measuring the clotting time of platelet-poor plasma after the addition of calcium and thromboplastin, a combination of tissue factor and phospholipid.

As in the current practice in diabetic glucose monitoring, we extract a small drop of blood from a finger and place it on a strip. The prime advantages in using our PT measurement system over current devices are twofold: (a) cost, and (b) the fact that our device only requires less than 3 micro liters of blood, significantly less invasive than the 20 micro liters of blood required by the only comparable systems. This makes it virtually painless in comparison to competitive products and makes it more likely to be used frequently, hence reducing the downstream cost of care for patients.

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

Feature	CoaguChek	IVMD
Pain of use	Inhibitive	Micro-lance - `pin-prick'
Blood volume	20 micro liters	<3 micro liters
Ease of use	Complex & error prone process	Easy simple process
Size of device	Desk top	Hand-held; mobile phone
Cost of device	$1,295	<$30
Cost of strip	$4.83	<0.50c
Cost of strip	$4.83	<0.50c

Labour Onset Device

We are currently completing development of the prediction of labor onset (POLO).  This product has had two phases of clinical trials conducted in Leeds, England.

Labour onset (palpation of tightenings and contractions) is currently estimated through observation of uterine activity by the mother, the general practitioner or midwife. Again there is little predictive accuracy in these methods and, while there are interventions to manage prematurity, their application follows no key rules and is often subjective.

There are a number of diagnostic/specialist hospital-based systems in development but these are costly, expert-centered and not highly successful in negative and positive prediction of labor onset.

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

The second stage of clinical trials which has been completed has proven that the device can generate a 7 to 14 day initial warning of labour onset, followed by a 3 to 6 day final indication. This was achieved in normal spontaneous births. This is in line with market requirements obtained during market research clinics

Additionally the device has been trialed in veterinary applications with high value animals where it has been found to provide highly accurate two day prediction of onset of labour opening up additional potential opportunities for the product.

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

Our Suite of Labour Onset Products

A suite of products are envisioned with linked styling and progressively increasing levels of diagnostic and data storage capability to cater to both `at home' and maternity ward use.

A further element in the product suite is the inclusion of disposable contact pads which are used with professional medical products. These are uniquely keyed to the machines and provide an important revenue generator.

Ultimately this product will enable a significant advance in near patient and remote care through software which is easily downloadable and transmissible using conventional communications media.

Products - In Research

Minimally invasive Biomarker Analysis products – Immunoassay

Immunoassay is a vitally important laboratory technique in the clinical chemistry laboratory being used to give qualitative and / or quantitative results for numerous species of analytes. Increasingly nowadays there is a tendency to employ immunoassay techniques in the point of care setting whether this is the doctor’s office, emergency room or home setting.

The technology that we have in development utilizes a small drop of blood taken from a finger and placed on a strip. By employing advanced techniques utilizing magnetically tagged probes and micro fluidics to look for biomarkers in blood samples we are able to provide a sensitive point of care diagnostic tool. High sensitivity is an essential requirement in order to accurately provide diagnosis.

The prime advantages in using our immunoassay measurement system over current devices are twofold: (a) cost, and (b) the fact that our device only requires less than a very small volume of blood, significantly less invasive than the more substantial volumes of blood required by comparable systems already commercially available.

We have just completed a demonstration version of our magnetic detection technology for a strip-based and hand-held quantitative immunoassay device and we have and will be actively seeking licensing agreements for this platform in 2007-2008.

The Market for Immunoassay

The In Vitro Diagnostics market in the USA was worth on its own $11.9billion in 2002 and this represents 35-40% of world market. These are mainly laboratory tests as there are few Point of Care devices available. The market is served by 30 key companies but is dominated by the larger suppliers E.g. Roche Holding, J&J, Abbott Labs, Beckman Coulter, Becton Dickinson, Bayer, and Dade Behring.

Within this market, the Immunoassay segment is estimated at 60% with 80% of sales to top 10 manufacturers.

Market growth estimates are based around 10% - 15% pa to 2009 in four major segments:

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

The first technique, `magnetic susceptibility', subjects the sample, in-vivo or in-vitro, to a known magnetic field. As all substances, whether para or diamagnetic, are susceptible to the field by virtue of the ions and electrons within the molecule, they are displaced by varying amounts. By introducing our developed magnetic systems and circuitry, this displacement can be measured using sensitive, but conventional, Hall Effect devices and appropriate signal analysis software (again unique to IVMD).

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

A typical diabetic in the developed world consumes between $320 and $1,120 of resource and materials per annum. Management of the condition may require a sample of blood to be drawn several times every day, an often painful process.

Currently, the supply of glucose testing equipment is dominated by Johnson and Johnson, Roche Diagnostics, Abbott Medicines and Bayer Diagnostics with combined sales of 87% of disposable strips. The US market reached $2.6 billion in 2002 with an estimated compound annual growth rate (2002-2005) of 13.1%. Therefore it is crucial to improve glucose meter technologies to encourage frequent testing.

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

We believe that the market potential for this product is huge, as reflected in the statistics set forth below:

	No of	25 year	Memo:	Memo:	Target use	Target sales
	diagnosed	predicted	Self	Self	within	volume by
	diabetics	growth	monitoring	monitoring	diabetic	year 5
	(`000)	(%)	market size	market	population at	(`000)*
			($m)	forecast
				year 5
				growth (%)
UK	1,440	27	154.4	16.0	1 in 15	96
USA	10,300	47	1001.6	13.8	1 in 15	687
W. Europe	7,100	35	982.4	16.0	1 in 25	355
Other Regions**	30,400	32	639.2		1 in 100	304
India	22,900	150			1 in 200	115
China	18,600	102			1 in 250	75
Memo: World Total	154,400	94	2777.6	$6.4 billion
				by year 5

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

Other Potential Products

In addition to Glucose blood monitoring, our intellectual property covers the use of the technology for the measure and monitoring of any blood analyte - either one which occurs naturally or is introduced (i.e., through a drug or carrier). Typical examples of minimally or non-invasive applications are:

•	Oxygen - continuous oximetry
•	Estrogen - fertility measurement
•	Protein markers - for gene evaluation / modification programs
•	Drugs
•	Alcohol

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

In the UK the 355 hospital trusts have anything from a single unit in a cottage hospital to 15-20 X-ray rooms in a large hospital. Hospitals are increasingly using digitally mastered images to hold and network patient files. Diagnostic imaging sales are on the increase both in the UK and the US with x-rays being the largest growth sector.

US figures are shown in the table below.

	1999 $ million	% Market Share 1999	2004 $ million	% Market Share 2004	AAGR % 1999-2004

X- ray and
digital X-ray	1923.5	47.3	2794.5	52.1	7.8
CT and ultrasound	1707.2		2091.1		4.1
Nuclear medicine	401.7		474.4		3.4
Total	4033.4		5360.0		5.9

The target for this product is a variant of the 2-dimensional imaging, X-ray market currently dominated by Philips, Seimens and Toshiba. This device will be substantially cheaper with no harmful effects, require less user skill and be more compact to the point that a portable unit is planned for use in-situ for trauma cases. In dentistry, where different manufacturers compete, it will be attractive on cost and function as well as being intrinsically safer and more user-friendly and will be a direct replacement for the current intra- and pan-oral devices.

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

Phase 1	Phase 2	Phase 3	Phase 4	Phase 5
Concept Proving	Functiona demonstration	Semi - engineered prototypes	Fully - engineered prototypes	Volume Production

Bench and laboratory to substantiate hypothesis	Bench simulator \which can demonstrate capabilities	Batch production to finished design using some production materials and techniques	As final production version used for field trials in market	For sale to market

		3 and 4 may concurrently confidence materials and techniques	run depending on levels in production	Tooling will start in advance of...

0+ 6 months	0+ 10 months	0+ 16 months	0+20 months	0+24 months

Capability:

IVMD - current	IMDV + resource	Small consortium Current market player	Larger consortium Current market player	Current market player

The current product development status of our technology may be summarized as follows:

Technology	Product	Key Applications	Development Stage

1. Blood analyte	Fast, sensitive low cost Biomarker measurement	Cardiac, HIV, Drug diagnosis and measurement	2

2. Blood glucose monitor	Non-invasive, accurate Point of care	Routine measurement of glucose For self management Of glucose	1

3. Digital Strip Reader	Low cost, hand held yes/no reader for immunoassay testing	various threshold assays	3

4. BAM (minimally invasive)	Point of care blood	minimally invasive, monitoring Of clinical conditions such As coagulation time	3

5. Medical imaging	Professional medical scanner Portable imaging device Dental imaging device	Non-invasive, safe, high - quality alternative to 2D X- ray scanning	3

6 Medical imaging	Bone densitometry Professional medical Non-invasive and safe 1 densitometer measurement of onset and OTC variant for home use status of osteoporosis (esp. for female use)		2

7 Labor predictor	Labor predictor-OTC Labor predictor- professional medical	Accurate prediction of onset of labor from 6 weeks out	3

PRODUCT DESIGN, PROTECTION, MANUFACTURING AND PRODUCTION

We have established the following relationships to enable us to develop, produce and protect our product applications and technologies to create our operational platform:

•	Chinese manufacturing – IVMD is active in manufacturing and assembling products via a number of manufacturers in China, particularly “King-I” and “Hen Young” Manufacturing in the Don Guan province.

•	Patent/IPR management – IVMD uses Wilson Gun McCaw and Novagraaf to construct and manage its patent process.

UK Electronics is a low volume electronic prototyping and development group based in Manchester UK. They are used for all of the early production systems.

Scandinavian Micro Biodevices (SMB) is a Danish based precision moulding and coating supplier who provides technology and product for our strip based systems.

Government Regulation

We are subject to government laws and regulations governing health, safety, working conditions, employee relations, wrongful termination, wages, taxes and other matters applicable to businesses in general.

Personnel

We currently employ 7 staff members, including directors, laboratory personnel and administrative personnel who are full time or commit most of their available time to IVMD. In addition, 2 of our senior staff are engaged on a substantial, but part-time basis. All other staffing requirements are filled by consultants and outsourcing as required.

Seasonality

We do not anticipate that our business will be substantially affected by seasonality.

Item 2. DESCRIPTION OF PROPERTY

Our research and executive offices are located at The Green House, Beechwood Business Park North, Inverness, Scotland IV2 3BL in 1,128 square feet of leased space under a lease with an unaffiliated third party, expiring on November 30, 2007, and with an annual rent of approximately $31,000.

Item 3. LEGAL PROCEEDINGS

In Veritas is not a party to any pending legal proceeding, nor is its property the subject of a pending legal proceeding, that is not in the ordinary course of business or otherwise material to the financial condition of In Veritas' business.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

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

	Fiscal 2007		Fiscal 2006		Fiscal 2005
Quarter Ended	High	Low	High	Low	High	Low
October 31	$0.110	$0.450	$0.280	$0.130	$3.200	$1.800
January 31	$0.730	$0.030	$0.013	$0.030	$2.250	$0.920
April 30	$0.038	$0.008	$0.140	$0.065	$1.270	$0.630
July 31	$0.013	$0.003	$0.015	$0.070	$0.810	$0.340

As of October 31, 2007, there were 60,418,457 shares of common stock issued and outstanding. Our transfer agent is Corporate Stock Transfer, Denver, Colorado, (303) 282-4800.

Number of Stockholders

As of October 31, 2007 there were approximately 100 holders of record of our common stock.

Dividend Policy

Historically, we have not paid any dividends to the holders of our common stock and we do not expect to pay any such dividends in the foreseeable future as we expect to retain our future earnings for use in the operation and expansion of our business.

Recent Sales of Unregistered Securities

On October 10, 2006, the Board of Directors of In Veritas Medical Diagnostics, Inc. ("In Veritas" or "the Company"), approved an aggregate of 16,515,000 options with an exercise price of $.065 pursuant to the Company's 2005 Stock Incentive Plan. Of this amount, 9,850,000 options were granted to the following directors of the Company: 7,850,000 options to Martin Thorp (1); and 2,000,000 options to John Fuller (2).

(1) 2,000,000 options vest on each of the following dates: October 10, 2006; September 30, 2007; September 30, 2008. The remaining 1,850,000 options vest on September 30, 2009. The options expire ten (10) years from the vesting date.

(2) One-fourth (500,000) of the options vest on each of the following dates:  November 30, 2006; September 30, 2007; September 30, 2008; September 30, 2009.

The options expire ten (10) years from the vesting date.

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Results of Operations for the Fiscal Year Ended July 31, 2007 as Compared To the Fiscal Year Ended July 31, 2007

Revenues

During the year ended July 31, 2007 we had sales of $-0-, as compared to sales of $1,271,130 during the year ended July 31, 2006. Revenue in the year ended July 31, 2006 was attributed to a single development contract which ended during that year and no income has been earned in the year ended July 31, 2007 since the Company has not had the resource to generate revenue earning contracts.

Research & Development Expenses

For the year ended July 31, 2007, research and development costs were $711,327 as compared to $1,306,542 for the year ended July 31, 2006. The change is attributable to less outsourcing to subcontractors of our research and development activity coupled with greater internal efficiency.

Depreciation Expenses

Depreciation expenses for the year ended July 31, 2007 totaled $ 9,763 as compared to $16,436 for the year ended July 31, 2006. This change is insignificant, reflecting the fact that investment in fixed assets has not altered materially from year to year.

General & Administrative Expenses

General and administrative expenses for the year ended July 31, 2006 totaled $1,316,552 as compared to $476,984 for the year ended July 31, 2007. The change is due to a significant increase in the stock option expense for the year ended July 31, 2007 ($690,467), compared to the previous year ($62,379).

Officer's Salaries

Officer's salaries totaled $116,471 in the year ended July 31, 2007, as compared to $432,000 in the year ended July 31, 2006. The change is attributable a change in board composition to individuals who require less cash compensation. The amounts include accruals for unpaid compensation. Officers of the Company have agreed to defer or forego, in part or in full, these amounts pending the ability of the company or it’s subsidiaries to make such payments.

Stock Based Compensation

During the year ended July 31, 2007 $269,850 of our expenses were paid for by way of stock issuances for services ("stock based compensation"). During the year ended July 31, 2006 stock based compensation amounted to approximately $656,202.

Stock Options Expense

Stock option expense for the year ended July 31, 2007 totaled $690,467 as compared to $62,379 in the year ended July 31 2006.

Legal and Professional

Legal and Professional fees totaled $409,583 during the year ended July 31, 2007, from $160,567 in the year ended July 31, 2006.  The increase is due to an increased level of legal and professional costs associated with several aborted attempts to refinance the Company, the majority of which was settled by the issuance of stock to preserve working capital.

Net Income (Loss)

Our net loss before non operating income and expenses for the year ended July 31, 2007 amounted to $2,717,658 from $959,060 for the year ended July 31, 2006. Our net loss for the year ended July 31, 2006 was $3,670,764 as compared to a net loss of $1,848,797 for the year ended July 31, 2006. This major shift is primarily due to the absence of revenues in the year and to increases in stock option expense and interest charges following restructuring of existing debts.

Liquidity and Capital Resources

At July 31, 2007 we had no cash and we had net current liabilities of $6,462,298. We are in default under the terms of certain convertible loan notes under which we owed $1,425,916 (including interest and penalties) at July 31, 2007. These circumstances have effectively prevented us, during the year, from raising adequate working capital to operate the business effectively and we have been dependent upon advances from Westek Ltd, a Company that is related to Mr. Graham Cooper, our Chief Executive Officer to maintain basic operations and compliance and avoid insolvency. We have described under ‘Recent Developments’ above certain current events which indicate that, because of the failure of the loan note holders to agree on a financing solution between themselves and with the Company, the Company is unlikely to raise further working capital under its current structure; and, as further described there, discussions are taking place between the loan note holders and with the Company and others to sell the Company’s operating subsidiaries and return the Company to a shell with a simplified and reduced debt structure to enable it to realistically plan future merger transactions. In the event that these current negotiations are unsuccessful, and in the absence of any alternative solutions, the Company and its subsidiaries would be likely to face insolvency. However, the directors believe that current negotiations will end in an agreement between the loan note holders and the Company which will lead to the survival of the Company, potentially as a shell, as described above; or, alternatively, that some other outcome will materialize which will result in the survival of the Group.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of July 31, 2007 or as of the date of this report.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard ("SFAS") No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument this is within its scope as a liability. Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003, except for mandatory redeemable financial instruments of nonpublic entities. For nonpublic entities, mandatory financial instruments are subject to SFAS No. 150 for the first period beginning after December 15, 2003. Adoption of SFAS No. 150 will require us to report any cumulative redeemable preferred stock and any cumulative Class C redeemable preferred stock outstanding at the time of adoption as a liability.

On February 15, 2007, the FASB issued FASB Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. The fair value option established by Statement 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. Statement 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company does not expect that adoption of SFAS No. 159 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: ( a ) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; ( b ) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and ( c ) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements .

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements . This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that adoption of SFAS No. 157 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements .

In March 2006, the FASB issued FASB Statement No. 156, Accounting for Servicing of Financial Assets - An Amendment of FASB Statement No. 140. This standard amends the guidance in FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Among other requirements, Statement 156 requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in various situations. Statement 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of SFAS No. 156 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements .

In February 2006, the FASB issued Statement No. 155, Accounting for Certain Hybrid Instruments. This standard amends the guidance in FASB Statements No. 133, Accounting for Derivative Instruments and Hedging Activities, and No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. Statement 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. Statement 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company does not expect that adoption of SFAS No. 155 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

On July 13, 2006, FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 also prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The new FASB standard also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Company has adopted the provisions of FIN 48 effective as of January 1, 2007. There is no financial statement impact from our adoption of FIN 48.

RISK FACTORS

An investment in our shares involves a high degree of risk. Before making an investment decision, you should carefully consider all of the risks described in this prospectus. If any of the risks discussed in this prospectus actually occur, our business, financial condition and results of operations could be materially and adversely affected. Furthermore, the price of our shares could decline significantly and you may lose all or a part of your investment. The risk factors described below are not the only ones that may affect us. Our forward-looking statements in this prospectus are subject to the following risks and uncertainties. Our actual results could differ materially from those anticipated by our forward-looking statements as a result of the risk factors below.  See "Forward-Looking Statements."

Risks Related to Our Business

We have not generated any revenues and may never achieve profitability.

We are a development stage company and, to date, have generated limited revenues ($3,571,807 since inception). From inception through July 31, 2007, we had an accumulated deficit of $12,426,134. For the years ended July 31, 2007 and 2006, we incurred net losses of $3,670,764 and $1,848,797, respectively. We cannot assure you that we can achieve or sustain profitability in the future. Our operations are subject to the risks and competition inherent in the establishment of a business enterprise. There can be no assurance that future operations will be profitable. Revenues and profits, if any, will depend upon various factors, including whether our completed products achieve market acceptance in the volumes that we anticipate and whether future product development can be completed as planned, and if it will achieve market acceptance. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us. These matters raise substantial doubt about our ability to continue as a going concern.

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

Our stock price has been and may continue to be volatile.

The market price of our common stock is likely to be highly volatile and could fluctuate widely in price in response to various factors, many of which are beyond our control, including:

•	technological innovations or new products and services by us or our competitors;
•	additions or departures of key personnel;
•	sales of our common stock;
•	our ability to integrate operations, technology, products and services;
•	our ability to execute our business plan;
•	operating results below expectations;
•	loss of any strategic relationship;
•	industry developments;
•	economic and other external factors; and
•	period-to-period fluctuations in our financial results.

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

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm.	F-1

Consolidated Balance Sheet at July 31, 2007.	F-2

Consolidated Statements of Operations for the years
ended July 31, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through July 31, 2007	F-3

Consolidated Statements of Accumulated Other Comprehensive Loss for the years ended July 31, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through July 31, 2007....	F-4

Statement of Changes in Shareholders' Deficit for the period from
March 26, 1997 (Inception) through July 31, 2007	F-5

Consolidated Statements of Cash Flows for the years
ended July 31, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through July 31, 2007	F-6

Notes to Consolidated Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

The Board of Directors
In Veritas Medical Diagnostics, Inc.:

We have audited the accompanying consolidated balance sheet of In Veritas Medical Diagnostics, Inc. (a Colorado corporation) as of July 31, 2007, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years in the two-year period ended July 31, 2007, and for the period from March 26, 1997 (inception) through July 31, 2007.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of In Vivo Medical Diagnostics, Inc. as of July 31, 2007, and the results of their operations and their cash flows for each of the years in the two-year period ended July 31, 2007 and for the period from March 27, 1997 (inception) through July 31, 2007, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Notes 1 and 11 to the financial statements, the Company has incurred losses since inception and has deficits in both working capital and net capital at July 31, 2007.  The Company is operating at the forbearance of its creditors.  While management has worked out repayment plans with certain creditors who have threatening collection activities, the funding necessary to fulfill these obligations has not been obtained.  The Company is in default under the terms of its debt obligations at July 31, 2007.  While management is attempting to restructure these debt obligations, there can be no assurance that all debt obligations will be restructured.    In addition, the Company has pre-sold certain royalty rights under royalty participation agreements.  These agreements call for the Company to pay to investors up to a maximum of approximately $1.7 million, over five years, in respect of cash advances totaling $450,000.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are also described in Notes 1 and 11.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Cordovano and Honeck LLP

Englewood, Colorado
November 12, 2007

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated  Balance Sheet
July 31, 2007

July 31,
2007
Assets
Current assets:
Prepaid expenses and other	$11,151
Total current assets	11,151
Property and equipment, net	5,251
Intangible assets:
Patent costs (note 3)	95,545

$111,947

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,209,162
Overdraft	1,187
Accrued interest payable	665,411
Accrued liabilities	928,958
Indebtedness to related parties (note 2)	215,163
Current portion of Long Term Notes Payable
(net of unamortized discount of $114,843) (note 9)	1,208,957
Notes payable, related party (note 9)	1,800,000
Short term advance from Related Party (note 9)	353,460
Short term advance	80,000
Total current liabilities	6,462,298

Long-term debt:
Royalty Participation Agreement advances (note 9)	657,630
Total liabilities	7,119,928

Shareholders’ deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference of $8 million)
Series A Preferred stock, 34,343,662 shares issued and outstanding (note 8)	34,344
Common stock, $.001 par value, 500,000,000 shares authorized,
86,103,457 shares issued, 25,685,000 held in escrow, and
60,418,457 shares outstanding	86,103
Stock issued as security for convertible debentues (note 8)	(3,339,050)
Additional paid-in capital	9,119,868
Accumulated other comprehensive loss- foreign currency adjustment	(483,112)
Deficit accumulated during the development stage	(12,426,134)

Total shareholders' deficit	(7,007,981)
$111,947

See accompanying notes to consolidated financial statements.

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated  Statements of Operations

			March 26, 1997
			(Inception)
	Years ended		Through
	July 31,		July 31,
	2007	2006	2007

Net sales and gross revenues:
Net sales	$—	$1,271,130	$3,571,807
Cost of sales	—	—	242,097

Gross profit	—	1,271,130	3,329,710

Operating expenses:
Research and development	711,327	1,306,542	5,701,048
Legal & Professional	409,583	160,567	1,394,643
Selling and marketing	280,196	286,097	622,750
General and administrative	1,316,552	476,984	6,290,492

Total operating expenses	2,717,658	2,230,190	14,008,933

Loss before other income	(2,717,658)	(959,060)	(10,679,223)

Nonoperating income (expense):
UK government grant (Note 1)	—	96,502	291,398
Interest expense	(953,106)	(428,215)	(1,611,863)
Loan Finance issue costs	—	(307,360)	(708,279)
Costs of aborted financing	—	(113,400)	(113,400)
Compensation payment to former director	—	(135,000)	(135,000)
Gain (loss) on foreign exchange	—	2,264	(132,378)
Gain (loss) from extinguishments of debt	—	—	662,611

Loss before income taxes	(3,670,764)	(1,848,797)	(12,426,134)

Income tax provision	—	—	—

Net loss	$(3,670,764)	$(1,848,797)	$(12,426,134)

Loss applicable to common stock	$(3,670,764)	$(1,848,797)

Basic and diluted loss per share	$(0.06)	$(0.03)

Weighted average number of common shares
outstanding	59,146,019	55,094,879

See accompanying notes to consolidated financial statements.

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated  Statements of Accumulated  Other Comprehensive Loss

			March 26, 1997
			(Inception)
			Through
	Period ended July 31,		July 31,
	2007	2006	2007

Net loss	$(3,670,764)	$(1,848,797)	$(12,426,134)

Other comprehensive loss, net of tax:
Cumulative translation adjustment	(34,135)	(79,486)	(483,112)

Comprehensive loss	$(3,704,899)	$(1,928,283)	$(12,909,246)

See accompanying notes to consolidated financial statements.

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated  Statements of Changes in Shareholders' Deficit

	Preferred Stock Outstanding									Accumulated
	Series A		Series B			Common				Deficit	Accumulated
						Stock Shares		Additional paid-in	Stock issued	During Development	Other Comprehensive
	Shares	Par Value	Shares	Par Value	Issued	Outstanding	Par Value	capital	as security	Stage	Loss	Total

Balance, March 26, 1997	—	$—	—	$—	—	—	$—	$—	$—	$—	$—	$-
October 2000, sale of stock, ($0.0035/share)	4,366,377	4,366	—	—	—	—	—	10,874	—	—	—	15,240
December 2001, sale of stock, ($0.0035/share)	6,545,703	6,546	—	—	—	—	—	16,301	—	—	—	22,847
October 2001, sale of stock, ($0.0202/share)	23,431,582	23,432	—	—	—	—	—	448,906	—	—	—	472,338
					—
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	21,203	21,203
Net loss	—	—	—	—	—	—	—	—	—	(1,350,829)	—	(1,350,829)
Balance, July 31, 2001	34,343,662	34,344	—	—	—	—	—	476,081	—	(1,350,829)	21,203	(819,201)

Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	(140,377)	(140,377)
Net loss	—	—	—	—	—	—	—	—	—	(1,007,362)	—	(1,007,362)
Balance, July 31, 2002	34,343,662	34,344	—	—	—	—	—	476,081	—	(2,358,191)	(119,174)	(1,966,940)
					—
Foreign currency					—
translation adjustment	—	—	—	—	—	—	—	—	—	—	(185,391)	(185,391)
Net loss	—	—	—	—	—	—	—	—	—	(1,080,619)	—	(1,080,619)
Balance, July 31, 2003	34,343,662	34,344	—	—	—	—	—	476,081	—	(3,438,810)	(304,565)	(3,232,950)
					—
Merger with HEMP (Note 8)	—	—	—	—	38,397,164	38,397,164	38,397	(29,397)	—	—	—	9,000
July 2004, merger with SIPC	—	—	—	—	10,550,000	10,550,000	10,550	(10,688)	—	—	—	(138)
July 2004, issuance of common
stock for bridge loans, ($0.2750/share)	—	—	—	—	1,636,233	1,636,233	1,636	448,364	—	—	—	450,000
July 2004, issuance of common
stock for services, ($0.4093/share)	—	—	—	—	239,289	239,289	239	97,702	—	—	—	97,941
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	(339,570)	(339,570)
Reclassification of debt forgiveness
by Westek (Notes 2 and 9)	—	—	—	—	—	—	—	2,030,298	—	—	—	2,030,298
Net loss	—	—	—	—	—	—	—	—	—	(1,016,972)	—	(1,016,972)
Balance, July 31, 2004	34,343,662	34,344	—	—	50,822,686	50,822,686	$50,822	$3,012,360	$—	(4,455,782)	$(644,135)	$(2,002,391)

August 2004, additional paid in capital from bridge
loans exchanged for shares	—	—	—	—	—	—	—	17,495	—	—	—	17,495
					—	—	—	(6,000)	—	—	—	(6,000)
Conversion of Preferred Stock into Debenture	—	—	—	—	694,550	694,550	695	427,695	—	—	—	428,390
December 2004, issuance of stock for interest on	—	—	—	—	60,096	60,096	60	76,100	—	—	—	76,160
bridge loan
March 2005, issuance of stock for services	—	—	—	—	100,000	100,000	100	62,880	—	—	—	62,980
April 2005, issuance of stock warrants for
services	—	—	—	—	—	—	—	17,295	—	—	—	17,295
April 2005, sale of preferred Series B stock
net of $97,995 offering costs ($.001 par),	—	—	—	—	—	—	—	—	—	—	—	-
($0.65/share)	—	—	617,692	618	—	—	—	302,887	—	—	—	303,505
April 2005, issuance of stock for
debt forgiveness	—	—	246,152	246	—	—	—	159,754	—	—	—	160,000
June 2005, issuance of stock options for
services	—	—	—	—	—	—	—	35,403	—	—	—	35,403
Reversal of conversion of					—
convertible preferred shares	(1,301,178)	(1,301)	—	—	1,301,178	1,301,178	1,301	—	—	—	—	-
July 2005, issuance of stock for services	—	—	—	—	120,000	120,000	120	35,288	—	—	—	35,408
July 2005, issuance of stock for conversion
of debt	—	—	—	—	1,162,791	1,162,791	1,163	278,047	—	—	—	279,210
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	274,643	274,643
Net loss	—	—	—	—	—	—	—	—	—	(2,450,792)	—	(2,450,792)
Balance July 31, 2005	33,042,484	33,043	863,844	864	54,261,301	54,261,301	54,261	4,419,204	—	(6,906,574)	(369,492)	(2,768,694)

Conversion of common stock into debentures	—	—	(863,844)	(864)	—	—	—	(555,636)	—	—	—	(556,500)
(Note 10)
Conversion of preferred stock into common stock	1,301,178	1,301	—	—	(1,301,178)	(1,301,178)	(1,301)	—	—	—	—	-
Shares issued as security for convertible debtures	—	—	—	—	25,685,000	—	25,685	3,313,365	(3,339,050)	—	—	-
(Notes 5 and 10)
Stock Issued for services (August 2005)	—	—	—	—	28,000	28,000	28	3,612	—	—	—	3,640
Stock Issued for services (August 2005)	—	—	—	—	472,000	472,000	472	60,888	—	—	—	61,360
Stock Issued for services (September 2005)	—	—	—	—	805,000	805,000	805	132,020	—	—	—	132,825
Stock Issued for services (September, 2005)	—	—	—	—	750,000	750,000	750	254,250	—	—	—	255,000
Stock Issued for services (May 2006)	—	—	—	—	875,000	875,000	875	86,625	—	—	—	87,500
Stock Issued for services (June 2006)	—	—	—	—	83,334	83,334	83	8,251	—	—	—	8,334
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(79,486)	(79,486)
January, 2006, Issuance of stock options for
services	—	—	—	—	—	—	—	62,379	—	—	—	62,379
September 2006 issuance of stock warrants
in connection with financing	—	—	—	—	—	—	—	45,164	—	—	—	45,164
Net loss	—	—	—	—	—	—	—	—	—	(1,848,797)	—	(1,848,797)
Balance July 31, 2006	34,343,662	34,344	—	—	81,658,457	55,973,457	81,658	7,830,122	(3,339,050)	(8,755,370)	(448,977)	(4,597,275)

Discount on issue of loan note (Note 9)	—	—	—	—	—	—	—	62,640	—	—	—	62,640
Issuance of stock for services (October, 2006)	—	—	—	—	1,000,000	1,000,000	1,000	67,000	—	—	—	68,000
Issuance of stock for services (October, 2006)	—	—	—	—	1,250,000	1,250,000	1,250	148,749	—	—	—	149,999
October, 2006 issuance of stock options for services	—	—	—	—	—	—	—	223,844	—	—	—	223,844
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(34,135)	(34,135)
Net Loss	—	—	—	—	—	—	—	—	—	(3,670,764)	—	(3,670,764)
Partial conversion of Convertible Loan Note into Common Stock (Dec. 2006) (Note 5)	—	—	—	—	1,000,000	1,000,000	1,000	49,000	—	—	—	50,000
Stock Option Expense	—	—	—	—	—	—	—	466,624	—	—	—	466,624
Beneficial conversion discount underlying Convertible Loan Notes (Notes 2 & 9)	—	—	—	—	—	—	—	283,874	—	—	—	283,874
Stock issued for services (December 2006)	—	—	—	—	850,000	850,000	850	51,000	—	—	—	51,850
Cashless conversion - Montgomery	—	—	—	—	345,000	345,000	345	(345)	—	—	—	-
Imputed discount cancelled due to loan default	—	—	—	—	—	—	—	(62,640)	—	—	—	(62,640)
Balance July 31, 2007	34,343,662	$34,344	—	$—	86,103,457	60,418,457	$86,103	$9,119,868	$(3,339,050)	$(12,426,134)	$(483,112)	$(7,007,981)

See accompanying notes to consolidated financial statements.

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated  Statements of Cash Flows
Years ended July 31, 2007 and 2006

			March 26, 1997
			(Inception)
	Years ended		Through
	July 31,		July 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(3,670,764)	$(1,848,797)	$(12,426,135)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	8,319	16,436	159,853
Retirement of patents (written off)	72,571	—	—
Intercompany interest income	—	98,000	242,382
Interest imputed (non cash)	195,190	29,000	224,190
Prepaid element of expenses and beneficial	—	—	—
discounts on loan note conversions	169,031	—	169,031
Stock issued for compensation and services	960,317	656,202	2,195,995
Stock issued for interest	—	—	86,160
Gain (loss) on debt forgiveness	—	—	(662,610)
Changes in operating assets and liabilities:
Receivables	198,511	(166,999)	(21,927)
Prepaid expenses and other current assets	28,567	29,275	11,099
Deferred debt issue costs	—	—	—
Accounts payable	206,730	250,137	1,169,523
Accrued expenses	1,086,850	140,514	1,778,046
Accounts payable (related party)	16,963	178,192	138,697
Other	—	(24,516)	45,304
Net cash used in
operating activities	(727,715)	(642,556)	(6,890,392)

Cash flows from investing activities:
Acquisition of patents	(69,039)	(38,339)	(168,117)
Acquisition of equipment	—	—	(151,209)
Net cash used in			—
investing activities	(69,039)	(38,339)	(319,326)
			—
Cash flows from financing activities:			—
Advances from affiliates	—	—	4,378,963
Proceeds from debenture issue	335,000	—	335,000
Repayment of advances from affiliates	—	—	(728,426)
Advances from related parties	353,460	—	436,510
Proceeds from issuance of preferred stock	—	—	813,930
Discount on notes payable	—	—	144,382
Proceeds from Royalty Participation Agreement	—	450,000	450,000
Proceeds from issue of Loan Notes	—	300,000	1,262,495
Repayment of notes payable	—	(10,000)	(10,000)
Short term advances	80,000	—	80,000
Net cash provided by
financing activities	768,460	740,000	7,162,854
			—
Effect on cash from foreign currency translation	(34,135)	121	(26,894)
			—
Net change in cash and			—
cash equivalents	(62,428)	59,226	(73,758)

Cash and cash equivalents:
Beginning of period	61,241	2,015	—
			—
End of period	$(1,187)	$61,241	$(73,758)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Conversion of note payable to common stock	$50,000	$250,000	$700,000
Conversion of interest to common stock	—	86,160
Conversion of preferred stock into debentures	—	—	86,160
Stock-based compensation	466,624	579,476	1,702,302
	$516,624	$915,636	$2,488,462

See accompanying notes to consolidated financial statements.

Note 1:                      Summary of Significant Accounting Policies

Organization and Basis of Presentation

Background

Effective July 31, 2004, Hall Effect Medical Products, Inc. ("HEMP"), a Delaware corporation, merged with Sports Information Publishing Corp. (“SIPC”), which was incorporated under the laws of Colorado on November 7, 2003.  Subsequent to the merger SIPC changed its name to In Vivo Medical Diagnostics, Inc. and later In Veritas Medical Diagnostics, Inc. (“IVMD” “we” “us” or “our”)

SIPC was originally incorporated for the purpose of engaging in the sports industry.  In 2002, SIPC filed a Form SB-2 registration statement with the Securities and Exchange Commission relating to the registration of up to 1,000,000 previously issued shares of common stock at a price of $0.15 per share.  The SEC declared the offering effective in August 2003.

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7 located in Inverness, Scotland. We are devoting substantially all of our present efforts to developing new products. Our planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

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
Shares of our common stock trade in the Over the Counter (“OTCBB”) market.  Because of the nature of the OTCBB market there was only a limited trading market for our stock during the periods presented. For similar reasons the quoted price of our stock was inevitably subject to considerable short term volatility.

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD UK Limited (“IVMD”) and Jopejo Limited (“Jopejo”), both UK companies.  The assets and liabilities of our foreign subsidiaries have been translated at the exchange rate in effect at July 31, 2007 (as appropriate) with the related translation adjustments reported as a separate component of shareholders’ deficit.  Operating statement accounts have been translated at the average exchange rate in effect during the period presented.  All significant intercompany transactions have been eliminated.

Basis of presentation

Our research and development is conducted in Inverness, Scotland through our subsidiaries: IVMD UK Limited and Jopejo Limited.  Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters.

In common with most Development-stage entities we have incurred losses (largely represented by research and development expenditures and supporting general and administrative costs) since inception and we have a net capital deficit at July 31, 2007 ($7,007,981). We also had substantial net current liabilities at July 31, 2007 ($4,662,298). In addition, as explained in Note 11 we are in default under the terms of Loan Notes with total amounts outstanding at July 31, 2007 of $858,800.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We require ongoing capital to continue our development activities but have been unable to raise adequate new capital to support operational needs and are currently dependent upon minimal advances being made by Westek as described in Note 10, which simply maintain very basic operations and compliance. As described in Note 11 Westek has put us and our other loan note holders on notice of its inability to continue to provide such finance on an ongoing basis unless our other loan note holders agree to join in the provision of working capital finance or to restructure or convert their loans to allow us to negotiate with other financiers to provide fresh capital from a clean balance sheet. The other Loan Note Holders have declined to do this and the Company and its Loan Note Holders are in the advanced stages of negotiating a transaction, which is described in Note 12, that would return the Company to a shell, with reduced and simplified debt and other obligations, as an alternative to imminent insolvency by threatened loan note foreclosure.

There can be no assurance that this proposed transaction will take place and it remains possible that terms of the proposed transaction may change or that it will not take place at all. In the event that the proposed transaction does occur the Company’s financial statements would change materially, as outlined in Note 12. In the event that the proposed transaction does not occur, then, in the absence of any further initiatives taken by the loan note holders, it seems likely that the Company and its subsidiaries will become insolvent and certain adjustments would need to be made to the carrying value of the assets included in the consolidated balance sheet in such an event.

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

Cash and Cash Equivalents

We consider all highly liquid securities with original maturities of three months or less when acquired to be cash equivalents.  There were no cash equivalents at July 31, 2007.

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

When determining whether impairment of one of our long-lived assets has occurred, we must estimate the undiscounted cash flows attributable to the asset or asset group. Our estimate of cash flows is based on a commercial evaluation of the likely cash flows based on market research and our in-house projections, any significant variance in any of the above assumptions or factors could materially affect our cash flows, which could require us to record an impairment of an asset.

No impairment charges were recognized during the years ended July 31, 2007 and 2006.

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

Revenue Recognition

Our revenue has been generated through billings made under development projects with commercial partners further described in “Basis of Preparation” above. We recognize such revenue based on the terms of the underlying agreement. We also receive grants from UK government for job creation and economic development. These are credited to “non operating income” when received.

Financial Instruments and Concentration of Credit Risk

At July 31, 2007 the fair value of our financial instruments approximate their carrying value based on their terms and interest rates.  We had no revenues in the year ended July 31, 2007.

Stock based Compensation

From August 1, 2006 we were required to adopt SFAS No. 123(R) whereby we account for stock option expense for employees and contractors by charging the fair value of options granted and expected to vest equally over the vesting period. In the case of options that vest on grant the fair value of the option is expensed immediately. The expense is shown as stock option expense in the consolidated statement of operations with the credit posted to Additional Paid In Capital. Prior to August 1, 2006 we were not required to treat employee stock options in accordance with SFAS No. 123 (R) , and we disclosed the impact on pre-tax results had we valued employee stock options on a proforma basis in the footnotes to our Annual Financial Statements.

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

At July 31, 2007, there was no variance between basic and diluted loss per share as the securities in our capital structure are antidilutive.

Note 2:  Related Party Transactions

We recorded the purchase of services from related parties in the normal course of business and on an arm’s length basis totaling $296,520 and $305,788 during the year ended July 31, 2007 and 2006, respectively.  As of July 31, 2007, $215,163 was due to related parties.  However, both ARM and AWY Ltd have agreed to defer or forego, in part or in full, these amounts pending the ability of the Company or its subsidiaries to make such payments.

Related Parties from whom we purchased services during the year ended July 31, 2007 were as follows:

Related Party	Purchases year ended July 31, 2007	Purchases year ended July 31, 2006
Westek Ltd	$-0-	$23,301
The ARM Partnership	$180,049	$175,042
Sound Alert Technology Ltd	$-0-	$119,352
AWY Ltd	$116,471	$25,801
	$296,520	$305,788

Westek Ltd., AWY Ltd. and Sound Alert Technology Ltd. are Companies Incorporated in England and Wales in which Graham Cooper, our President and Chief Executive Officer is a material shareholder. The ARM Partnership is a partnership established under the laws of England and Wales of which Martin Thorp, our Chief Financial Officer, is the Managing Partner.

Westek Ltd provides book-keeping services to the UK subsidiaries of IVMD Inc.; Sound Alert Technology Ltd. provides outsourced technology consulting services to Jopejo Ltd.; AWY Ltd is Graham Cooper’s service Company through which he provides his executive services to the Group; and The ARM Partnership provides CFO, Corporate Financial Advisory and Project, Financial Controller and various administrative services on an outsourced basis to the Group.

The amounts shown in the table above relating to ARM Partnership and AWY Ltd represents amounts accrued in the financial statements which are only payable in the event that the Company becomes able to make such payments, other than $10,000 which was paid to ARM Partnership and $ 28,000 paid to AWY Ltd in the year ended July 31, 2007 ($257,720 and $25,801 respectively during the year ended July 31, 2006).

The Officers of the Company received compensation for their services as follows:

Officers name	Title	Compensation Year ended July 31, 2007	Compensation Year ended July 31, 2006
Graham Cooper	President and Chief Executive Officer from June, 2006 and Chairman	$116,471	$27,000

Martin Thorp	Chief Financial Officer	$-0-	$-0-

In July 2004, Westek agreed to release us from $2,030,298 of accumulated advances in exchange for a non interest-bearing promissory note totaling $1,800,000 (The “Promissory Note”).  We reflected a capital contribution totaling $2,030,298 in the accompanying financial statements.  The promissory note was payable in full by September 30, 2006. On November 13, 2006 we reached agreement with Westek to amend the terms of the Promissory Note such that its maturity date is extended until March 31, 2008 and it carries interest at 10% p.a. which is payable quarterly in arrears. Unpaid interest may, at the option of Westek, be converted into shares of the Companies common Stock at a price of $0.05 per share. The market value of the common stock at the date of the amendment was $0.072 and therefore there is a beneficial discount underlying the conversion option. We have valued that discount at $113,400. The inherent discount has been charged to Additional Paid in Capital within shareholders funds in the balance sheet and is being charged in the profit and loss account as interest expense on a straight line basis across the life of the amended Promissory Note. The fair value for the discount is estimated at the date of grant using the Black-Scholes option-pricing model with the assumptions set out in the table below.

Risk Free Interest Rate	4.7%
Dividend Yield	0%
Volatility Factor	314%

During the year ended July 31, 2007 Westek advanced $370,853 to the Company and its subsidiaries.  These advances are interest free and are payable on demand. The advances are intended to enable the Company to maintain a basic level of operation ahead of securing new commercial contracts. These short term advances are described more fully in Note 9.

Note 3: Intangible Assets – Patent Costs

Changes in Intangible assets - Patent Costs for the years ended July 31, 2007 and 2006 respectively were as follows:

July 31, 2007
Cost - start of year	$99,077
Costs incurred during the year	69,039
Amortization	0
Retirements	(72,571)
Cost - end of year	$95,545

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

The aggregate and per-share amounts of arrearages in cumulative preferred dividends on the Series A Preferred Shares through July 31, 2007, are $22,070 and $0.001, respectively.

Note 5:  Common Stock

We are authorized to issue 500,000,000 shares of common stock.  At July 31, 2007 we had 60,418,457 shares of common stock which were issued and outstanding. We had a further 25,685,000 shares which were issued but treated as not outstanding since they are held in escrow as security against our indebtedness under our September 2005 financing (see Note 10) and will be released from escrow and cancelled upon the repayment of the debenture.

	July 31, 2007		July 31, 2006
	Number	Fair Value	Number	Fair Value
	of Shares	of Shares	of Shares	of Shares
Shareholder	Issued	Issued	Issued	Issued
CLX & Associates Inc			$750,000	$255,000
Sichenzia Ross Friedman Ference LLP			1,680,000	220,325
Cornell Capital Partners LP			472,000	61,360
Monitor Capital Inc			28,000	3,640
Crown Capital Group Ltd	1,000,000	68,000
UTEK Corporation	1,250,000	150,000	83,334	8,334
Sichenzia Ross Friedman Ference LLP	850,000	51,850
	3,100,000	$269,850	3,013,334	$548,659

We value the shares of common stock issued for services at the quoted market price of the stock at the issue date or at the contracted value of the services where this is clearly defined in the underlying contract. During the year ended July 31, 2007 we issued:

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

(c) 850,000 shares to Sichenzia Ross Friedman Ference LLP as consideration for the provision of legal services.

The cost of the stock issues described in (a) and (b) above is spread over the periods over which the service is to be provided and a prepayment established accordingly. This prepayment is shown as a deduction in shareholders funds on the face of the balance sheet on the line “Prepaid element of expenses settled in stock”.  This balance is now zero in the balance sheet.

On December 11, 2006 one of our Loan Note holders, Triumph Small Cap Fund Inc converted $50,000 of the principal value of their Loan Note into 1,000,0000 shares of Common Stock in accordance with their conversion rights (see Note 9).

On October 27, 2006 we issued to Montgomery Equity Partners Ltd 345,000 shares of common stock upon its exercise of warrants which were issued to Montgomery Equity Partners as part of a prior financing, as more fully described in Note 7.

Note 6:  Stock Options

Stock Options - Employees and contractors (“Staff”)

Since inception, stock options have been granted to staff members under the Company's 2005 Stock Incentive Plan as follows:

•
During May 2004, the Company granted 9,659,000 common stock options to two officers with an exercise price of $1.00per share. The Company's common stock had no traded market value on the date of grant. The market value of the stock was determined to be $1.00 per share based on estimates made by the directors at that time. In March 2006 one of the officers resigned and the 4,829,500 options granted to him lapsed. Under the terms of the option award the remaining 4, 829,500 options vest in three equal installments of 1,609,834 each in May 2006, 2007 and 2008, subject to certain operating performance criteria having been met. The performance criteria have not been met and therefore the options which were due to vest in 2006 and 2007 have lapsed. Management is of the view that the performance criteria are unlikely to be met by each of the future vesting periods.

The Company adopted and reserved 21,434,788 shares of Common Stock for issuance under its 2005 Stock Incentive Plan. Under the plan, options may be granted which are intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986 or options which are not intended to qualify as Incentive Stock Options under Section 422 of the Internal Revenue Code of 1986.

The 2005 Stock Incentive Plan and the right of participants to make purchases thereunder are intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code of 1986, as amended. The 2005 Stock Incentive Plan is not a qualified deferred compensation plan under Section 401(a) of the Internal Revenue Code and is not subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”).

•	On June 1, 2005, the Company issued 650,000 options to its staff under the plan, with an exercise price of $0.55 per share. The market price on June 1, 2005 was also $0.55 per share.

•	On January 3, 2006, the Company issued 725,000 options to its staff under the plan, with an exercise price of $0.10 per share. The market price on January 3, 2006 was also $0.10 per share.

•
On October 10, 2006, the Company issued 16,015,000 options to its staff under the plan, with an exercise price of $0.065per share. The market price on October 10, 2006 was also $0.065 per share. The vesting date of these options varies as set out in the table below:

Vesting Date	No of options
October 10, 2006	2,500,000
November 30, 2006	500,000
December 31, 2006	150,000
September 30, 2007	5,515,000
September 30, 2008	3,750,000
September 30, 2009	3,600,000
Total	16,015,000

 Options that vested on the day of grant were granted primarily (2,000,000 of the total options which vest on the grant date of October 10, 2006) to Martin Thorp, the Company's CFO, to provide Mr. Thorp with a significant equity interest in the Company in line with the other members of the Company's Board of Directors, in order to provide mutuality of interest going forward and to reward him for past performance.

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

From August 1, 2006 we were required to adopt SFAS No. 123(R) whereby we account for stock option expense for employees and contractors by charging the fair value of options granted and expected to vest equally over the vesting period. In the case of options that vest on grant the fair value of the option is expensed immediately. The expense is shown as stock option expense in the consolidated statement of operations with the credit posted to Additional Paid In Capital. Prior to August 1, 2006 we were not required to treat employee stock options in accordance with SFAS No. 123 (R) , and we disclosed the impact on pre-tax results had we valued employee stock options on a proforma basis in the footnotes to our Annual Financial Statements. The impact on a proforma basis for the years ended July 31, 2005 and 2006 are shown below:

	For The Years Ended
	July 31,
	2006	2005
Net loss, as reported	$(1,848,797)	$(2,483,429)

Pro forma net loss	$(1,958,103)	$(2,483,429)

Basic and diluted net loss per common
share, as reported.	$(0.03)	$(0.05)

Pro forma basic and diluted net loss
per common share.	$(0.04)	$(0.05)

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

No options have yet been exercised by any employees.

Stock Warrants

On April 11, 2005, the Company granted to its former financial representative, Westor Capital Group, Inc. warrants to purchase 61,769 shares of the Company’s common stock. The warrants carry an exercise price of $1.50 per share, vest on the date of grant and expire on April 15, 2008. No warrants have yet been exercised.

The Company’s common stock’s traded market value on the date of grant was $1.01. The weighted average exercise price and weighted average fair value of these warrants as of April 11, 2005 were $1.50 and $0.29, respectively.

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.35%
Dividend yield.	0.00%
Volatility factor	55.10%
Weighted average expected life	5 years

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

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.18%
Dividend yield	0.00%
Volatility factor	88.40%
Weighted average expected life	3 years

Summary of options and warrants outstanding

The following schedule summarizes the changes in the Company's outstanding stock awards since July 31, 2006

			Weighted		Weighted
	Options Outstanding		Average		Average	Aggregate
	Number of	Exercise Price	Exercise Price		Remaining	Intrinsic
	Shares	Per Share	Per Share		Contractual Life	Value
Balance at July 31, 2006	4,996,436	$0.001-$1.50		$0.750

Awards Granted to Staff	16,015,000	$0.065		$0.065
Awards cancelled/expired	1,609,833	$1.000	$ $	1.000
Warrants exercised	(350,000)	$0.001		$0.001

Balance at July 31, 2007	19,401,603	$0.055-$1.50		$0.1636	8.06 years	$1,296,238

Awards exercisable at
July 31, 2007	4,586,769	$0.550-1.50		$0.1586	6.91 years	$460,949

Note 7:  Income Taxes

A reconciliation of U.K. statutory income tax rate to the effective rate follows for the years ended July 31, 2006 and 2007:

	Years Ended
	July 30,
	2007	2006
U.K. statutory federal rate	30.00%	30.00%
Net operating loss for which no tax
benefit is currently available	-30.00%	-30.00%
	0.00%	0.00%

We record our income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We had tax losses available to carry forward in our UK operating subsidiaries of $5.6 million at July 31, 2006 and we continued to incur tax losses in the year ended July 31, 2007. We have therefore not recorded any tax charge of liability in the year ended July 31, 2007.

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

July 30, 2004

On July 30, 2004, HEMP exchanged 100 percent of its outstanding shares of common stock for 38,397,164 shares of the common stock and 100 percent of its outstanding shares of preferred stock for 34,363,662 shares of preferred stock of SIPC.  This acquisition has been treated as a recapitalization of HEMP, a Delaware corporation, with SIPC the legal surviving entity. Since SIPC had, prior to the recapitalization, minimal net assets (consisting primarily of cash and trade payables) and no operations, the recapitalization has been accounted for as the sale of 10,550,000 shares of HEMP common stock for the net assets of SIPC.  Costs of the transaction have been charged to the period.

Note 9: Financings

The Company has substantial obligations under various financial instruments arising from the following financing agreements:

April 2005, Financing

On April 15, 2005, we completed the sale of 863,845 units (the “Units”), each Unit consisting of one share of Series B 5% Convertible Preferred Stock, one warrant to purchase one share of the Company’s common stock (“Stock Warrants”), and one warrant to purchase an additional unit (“Unit Warrants”). Such shares paid an annual dividend of 5% and were convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series B Preferred Stock commencing April 15, 2005. The Stock Warrants were exercisable from April 15, 2005 until April 15, 2008 at an exercise price of $1.50 per share, subject to adjustment. The Unit Warrants were exercisable for a period of 180 days from the effective date of the registration statement at an exercise price of $0.65 per unit, subject to adjustment. All preferential amounts to be paid to the holders of Series B Preferred Stock were to have been be paid on a pari-passu basis with any preferential amounts to be paid to the holders of our Series A Preferred Stock, and prior to the common stock. As explained below the Units were subsequently exchanged for Notes issued under the September 2005 Financing.

September 2005 Financing and subsequent restructurings

In a linked series of transactions dated September 7, 2005, the Company entered into:

1. A Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell") providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months.

2. A Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000was to have been funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 was to have been funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share, which have subsequently been exercised. The Debentures matured on September 7, 2006 and bear interest at the annual rate of 18%. Holders have the right to convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. In the event that the closing bid price of the Common Stock on the date that the Company provides advance written notice of redemption or on the date redemption is made exceeds the conversion price then in effect. Redemption of Debentures is to be calculated at 112% of the Debentures' face value.

3. A Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors in a April 2005, Financing, pursuant to which these investors agreed to exchange the securities that they purchased in the earlier financing for an aggregate of $556,500 principal amount of Debentures.

As further security for its obligations under the above mentioned facilities, the Company has deposited into escrow 25,685,000 shares of common stock, these shares are deemed issued but not outstanding.

Pursuant to these agreements, the Company filed a registration statement on Form SB-2 with the Securities and Exchange Commission for the purpose of registering the securities underlying the transactions. In connection therewith, the Company has received comments from the Commission indicating that, in the Commission's view, based upon the structure of the transactions, the Company may not register the securities sold in the financing transactions. On March 6, 2006, we withdrew the registration statement on Form SB-2 (File No. 333-128321) by filing a Form R-W with the Commission. As a result, the Company has not been able to draw down any further amounts under the Debenture (other than the initial $300,000) or the related Distribution Agreement and was unable to pay interest and principal payments on the debentures drawn down under this financing, as consequence it became in default under the terms of the Debentures.

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

2. On November 29, 2006, the Company issued a secured subordinated convertible note to Triumph Small Cap Fund Inc. ("Triumph"), (one of the investors in the Accredited Investor Purchase Agreement referred to above) in the principal amount of$165,000 in exchange for the interest and principal outstanding under the Debenture previously issued to Triumph under the terms of the Accredited Investor Purchase Agreement. The note (a) matures on April 30, 2008; (b) bears interest at the rate of8% per annum, which is payable on maturity of the note and (c) is convertible, at Triumph's option, into shares of the Company’s common stock at a conversion price of $0.05 per share, subject to a 9.99% conversion restriction.. On December 11, 2006Triumph converted $50,000 of the principal amount outstanding under their note into 1,000,000 shares of the Company's common stock in accordance with these conversion rights.

3. On January 9, 2007, the Company issued two secured convertible notes to Longview Fund L.P. (“Longview”) (one of the investors in the Accredited Investor Purchase Agreement referred to above) in the aggregate principal amount of$309,300 as follows:.

•
Secured convertible note in the principal amount of $261,300 issued in exchange for the interest and principal outstanding under the Debenture previously issued to Longview under the terms of the Accredited Investor Purchase Agreement. The note (a) matures on April 30, 2008; (b) bears interest at the rate of 18% per annum, which is payable in accordance with the repayment provisions described in the Note and (c) is convertible at Longview's option, into shares of the Company’s common stock at a conversion price of $0.05 per share. Minimum repayments are due under the note as follows: (i) two installments of $12,500 each were due to be paid on or before February 28, 2007 and March 30, 2007; (ii) monthly installments of $15,000 commencing on November 30, 2007; and (iii) the remaining principal balance plus unpaid interest on the maturity date.

•
Secured convertible note in the principal amount of $48,000 was issued in exchange for liquidated damages payable as result of the default on the Debenture previously issued to Longview under the terms of the Accredited Investor Purchase Agreement. This note has the same interest and conversion terms as described above, but is repayable on maturity (principal and interest).

Subsequent to the restructuring of the Loan Notes with Longview and Cornell / Montgomery, both described above, the Company has been unable to comply with the payment installments due under the terms of the restructured loan notes and is therefore in default under these new Loan Notes.

The conversion terms of the restructured loan notes from Longview and Cornell / Montgomery enable the Loan Note holder to convert the amount outstanding under the Notes into shares in the Company's common stock at a price of $0.05 cents per share. The market price of the common stock at the dates that the restructured loan notes were issued was, in the case of Cornell /Montgomery, $0.072 and in the case of Longview $0.055 and therefore there is a beneficial discount underlying these conversion options. We have valued that discount at $170,474, using the Black Scholes method. The inherent discount has been charged to Additional Paid in Capital within shareholders funds in the balance sheet and is being charged in the profit and loss account as interest expense on a straight line basis across the life of the amended Loan Note.

The assumptions applied to the Black Scholes model to calculate the estimated discount were as follows:

Cornell/Montgomery
Risk Free Interest Rate	4.7%
Dividend Yield	0%
Volatility Factor	413%

Longview
Risk Free Interest Rate	4.7%
Dividend Yield	0%
Volatility Factor	314%

The table below details the unamortized discount figure shown in the balance sheet:

	Beneficial		Unamortized
	Discount	Charge	Amount
Westek (note 2)	$113,400	$56,700	$56,700
Triumph	$0	$0	$0
Cornell	$146,160	$92,880	$53,280
Longview	$24,314	$19,452	$4,863
	$283,874	$169,032	$114,843

 Royalty Participation Agreement (May to November, 2006)

On May 5, 2006 , we completed the sale of a percentage of future royalties pursuant to a Royalty Participation Agreement (the” Agreement") with The Rubin Family Irrevocable Stock Trust. The royalties to be paid pursuant to the Agreement are derived from the Patent License Agreement with Inverness Medical Innovations, Inc. (the "IMI Agreement") pursuant to which the Company’s subsidiary, IVMD (UK) Limited, will receive royalties from the sale of a Prothrombin blood clotting measuring device (the "IMI Royalties). The IMI Agreement is further described in the "Organization and Basis of Presentation" section of these financial statements. Subsequently, in November 2006, the Company entered into a similar agreement with Triumph in respect of further advances made to us during June and October 2006.

Pursuant to these royalty participation agreements, the Company received the aggregate sum of $450,000 in exchange for 10% of the future IMI Royalties received by the Company, subject to the terms and conditions set forth in the Agreement (the "Royalty Payments"). The Royalty Payments shall be paid to The Rubin Family Irrevocable Stock Trust and Triumph Research Partners LLP ("The Investors") within 15 days of the end of the month in which the Company receives future IMI Royalties. The Company has the option to terminate the Agreement at any time, without penalty, by making a lump sum payment to the Investors equal to 300% of the funds received from the Investors pursuant to the Agreement, being $1,350,000. If no Royalty payments are made to the Investors by December 31, 2007, or if $450,000 of Royalty payments are not made by December 31, 2008, the Investors shall have the right to convert the advances made into a three year note with a face value of $1,350,000 accruing interest at 4% above prime and repayable in one lump sum at the end of the term. In addition, if the aggregate payments made to the Investors under Agreements prior to December 31, 2007 are less than $450,000 and provided that the Company has raised at least $3,000,000 in the form of new equity finance, we are obliged to make an advance payment to the Investors (on account of future amounts payable to them) equal to the difference between $450,000 and the aggregate payments made prior to December 31, 2007 (capped at the amount by which the equity funding exceeds $3,000,000).

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

Related Party Loans - Westek Limited

As more fully discussed in Note 2, on November 14, 2006 the terms of our $1,800,000 Promissory Note with Westek Ltd were amended to address default conditions that had arisen. Under the amended terms the Loan Note maturity has been extended until March 31, 2008 (from September 30, 2006) and interest will now be charged at 10% per annum from October 1, 2006 which is payable quarterly in arrears. Unpaid interest may, at the option of Westek, be converted into shares of the Companies common Stock at a price of $ 0.05 per share.

During the year ended July 31, 2007 Westek advanced $305,788 to the Company and its subsidiaries, giving total short term indebtedness to Westek of $370,853 at July 31, 2007. The intention of Westek in making such advances was to maintain a basic level of operations in our main trading subsidiary (IVMD UK Ltd) and to maintain compliance at IVMD Inc. Westek has continued to make limited funding available to the Group subsequent to July 31, 2007 .  These advances are interest free and are payable on demand.  As of October 31, 2007 Westek has made further total aggregate advance of $120,000 to the IVMD (UK) Ltd.

Short Term Advance from Loan Note Holder

During the year ended July 31, 2007, Triumph advanced a sum of $80,000 to the Company. Triumph has subsequently indicated that it will not demand repayment of this loan, but no formal arrangements have been entered into. Therefore, this loan is treated as repayable on demand. The note does not bear interest and is not convertible.

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

The following table shows the treatment of the Royalty Participation Agreement Advances in the Financial Statements at July 31, 2007.

Total Amount Advanced	$450,000
Interest Imputed from inception until July 31, 2007	$207,630
Included in Long Term Debt at July 31, 2007	$657,630

Accounting for September, 2005 Financing and subsequent restructurings

The Principal amount of unpaid Loan Notes at July 31, 2007 is shown separately on the balance sheet as Notes Payable. The total is classified within Current Liabilities as “Current Portion of Notes Payable”, since all amounts are repayable before April 30, 2008.

The following table shows the composition and classification of the Principal amounts of Notes Payable in the balance sheet at July 31, 2007:

Total Principal
Outstanding

Montgomery Capital Partners	348,000
Triumph Small Cap Fund	450,000
Longview	309,300
Other Accredited Investors*	216,500
Total Notes payable
(before beneficial conversion discount**)	1,323,800

*Described in A above
** see “Beneficial Conversion Rights” below

All accrued interest and potential penalties payable under these Notes Payable is included in Current Liabilities under Accrued Interest Payable

Beneficial Conversion Rights

As explained above and in Note 2 the conversion rights in certain of the Loan Notes described above have been granted at a discount from the market price of the shares of the Company's common stock at the date that the loan notes were issued. Such beneficial discounts are recognized when the loan note is issued. The value of the discount is estimated using the Black Scholes method, (using assumptions that are set out above and in note 2 as appropriate), and is credited to Additional Paid in Capital on the balance sheet. The cost of the discount is expensed (as interest expense) over the life of the loan note. The unamortized portion of the value of the discount ($114,847) is show as a deduction from the total principal value of the loan notes outstanding on the balance sheet, resulting in a net balance of $1,208,957.

Note 10: Defaults upon Senior Securities

As explained in Note 9, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing and certain of the subsequent restructurings of the loans made under the September 2005 financing. As of July 31, 2007, the arrears of due but unpaid interest and penalties on Debentures and Loan Notes that were in default was $552,116 and the arrears of unpaid but due principal on Debentures in default amounted to $873,800.

Note 11: Recent developments

In common with most Development-stage entities we have incurred losses since inception. At July 31, 2007 we had a net capital deficit of $7,007,981 and net current liabilities of $6,451,147. We are in default under the terms of certain convertible loan notes under which we owed $1,425,916 (including interest and penalties) at July 31, 2007. These circumstances have effectively prevented us, during the year, from raising adequate working capital to operate the business effectively and we have been dependent upon advances from Westek Ltd, a Company that is related to Mr. Graham Cooper, our Chief Executive Officer to maintain basic operations and compliance and avoid insolvency. Westek provided this support whilst the Company and its loan note holders sought to reach agreement to restructure the Company’s borrowings to enable it to raise adequate new capital. Such negotiations occurred throughout the year and subsequently and were exhaustive, however they failed to produce a satisfactory solution and, as a result, Westek has recently indicated to the Company and the other loan note holders that it can not continue to advance funds, and it proposed that the loan note holders work together and with the Company and others to find an alternative solution to avoid insolvency. Negotiations are now at an advanced stage between all of the loan note holders, the Company and a new company, Medical Diagnostic Innovations Limited (“MDI”) (a company incorporated under the laws of England and Wales, which has been formed by the management and employees of the subsidiaries, including Mr. Graham Cooper and Mr. Martin Thorp) to work together with the objective of entering into a transaction which, if consummated, would involve the sale of the share capital of the subsidiaries to MDI and the simplification and reduction of the indebtedness of the Company so as to enable the Company to return to a “shell” and pursue future merger transactions. There can be no certainty that this potential a transaction will take place, or what the precise terms will be, and, in the event that these or similar negotiations fail, the Company and its subsidiaries face the prospect of insolvency and complete loss of shareholder value.

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

PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth current information regarding our executive officers, senior managers and directors:

Name	Age	Position
Graham Cooper	60	Chief Executive Officer, President and Chairman of the Board of Directors
Martin Thorp	56	Chief Financial Officer and Director
John Fuller	47	Director (Non-Executive)

Graham Cooper

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

Martin Thorp

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

John Fuller

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

Item 10. Executive Compensation

During the year ended July 31, 2007 the directors have not received any compensation. Provision has, however, been made in the Company's consolidated financial statements for compensation that may become payable to the directors, or their service entities, under existing or prior contracts and claims. All of the directors have agreed, in the light of the Company’s financial difficulties, to defer payment of compensation due to them until the Company is able to make such payment, if ever. Mr. John Fuller, withdrew from full time employment with the Company during the year ended July 31, 2006 and any claim that he may make to receive unpaid compensation may be challenged by the Company because of the circumstances of his withdrawal. The amounts shown in the table below comprises: (a) the amount paid to the ARM Partnership and (b) the maximum further amount that may become payable to the directors, or to their service entities, in respect of services provided by them, or their service entities.

The following table sets forth the cash compensation (including cash bonuses) paid or accrued by us for our years ended July 31, 2007, 2006 and 2005 to (i) our Chief Executive Officer and (ii) our three most highly compensated officers, other than our Chief Executive Officer,.

Executive Compensation Table

Name & Principal Position	Year	Salary ($ )	Bonus ($ )	Stock Awards($ )	Option Awards #	Non-Equity Incentive Plan Compensation ($ )	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($ )	All Other Compensation ($ )	Total ($ )
Graham Cooper (1)	2007	$116,471			Note 4			Note 5	$116,471
Chief Executive Officer	2006	$27,000							$27,000
President and Chairman of the Board	2005	$27,000							$27,000

John Fuller	2007	$220,604							$220,604
Director (2)	2006	$225,000							$225,000
Former President and CEO	2005	$270,000							$270,000

Brian Cameron (3)	2007	$0							$0
Chief Operation Officer	2006	$180,000						$135,000	$315,000
	2005	$270,000							$270,000
Martin Thorp (6)	2007	$0			7,850,000				$0
Chief Financial Officer, Director	2006	$0			200,000				$0
	2005	$0							$0

(1) Mr. Cooper was appointed President and Chief Executive Officer in June, 2006 and was previously (and still remains) the Chairman of the Board of directors

(2) Mr. Fuller resigned as President and Chief Executive Officer of the Company in June, 2006. He remains a non-executive director of the Company.

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

(6) Martin Thorp was appointed Chief Financial Officer and Director of the Company in May, 2005. Martin Thorp is a partner in the ARM Partnership, a UK partnership which provides financial and accounting services to small cap and venture capital backed businesses. During the years ended July 31, 2007, $10,000 was paid by the company to the ARM Partnership for such services. A further amount of $170,049 has been accrued in the consolidated financial statements which may become payable to ARM for services provided in the year ended July 31, 2007, although the unpaid amount is contingent upon the future success of the Company and its consequent ability to make such payments.

Directors are generally paid in pounds sterling. For the purposes of dollar presentation and comparability between years the amounts shown above are translated at the average rate in effect for the year ended July 31, 2007.

Options Grants in Last Fiscal Year

There were no option awards granted to executive officers during the fiscal year ended July 31, 2007.

Aggregate Option Exercises In Last Fiscal Year and Fiscal Year End Option Values

The following table sets forth with respect to the named executive officers information with respect to options exercised, unexercised options and year-end option values in each case with respect to options to purchase shares of our common stock.

			Number of Securities Underlying Unexercised Options at July 31, 2007		Value of In The Money Options At July 31, 2007
	Shares Value
Name	Acquired on Exercise (#)	Realized ($)	Exercisable (#)	Unexercisable (#)	Exercisable (#)	Unexercisable (#)
John Fuller	0	0	6,939,437	3,109,834	0	0

Graham Cooper	0	0	0	0	0	0

Martin Thorp	0	0	2,250,000	7,800,000	0	0

The exercisable options owned by Mr. Fuller include options to acquire 6,439,437 shares held by the Hall Effect Medical Products Employee Benefit Trust.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table indicates beneficial ownership of our common stock as of October 31, 2007 by each person or entity known by us to beneficially own more than 5% of the outstanding shares of our common stock; each of our executive officers and directors; and all of our executive officers and directors as a group. Unless otherwise indicated, the address of each beneficial owner listed below is c/o The Green House, Beechwood Business Park North, Inverness, Scotland, IV2 3BL.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Class of Stock	Percentage Outstanding (1)

Abacus Trust Company Limited (2)	19,328,381	Preferred Stock	20.4%
Unit 2, Taurus Park
Europa Boulevard
Warrington WA5 7YT
England

Rodney Philip Jackson	6,392,695	Preferred Stock	6.7%
The Green House
Beechwood Business Park North
Inverness, Scotland IV2 3BL

HEMP Trustees Limited	12,799,055	Common Stock	13.5%
10 Foster Lane
London, England
EC2V 6HR

Rubin Family Irrevocable Stock	4,674,541	Common Stock	4.9%
Trust (3)
25 Highland Boulevard
Dix Hills, New York 11730

John Fuller (4)	7,537,487	Common Stock	7.9%
Easter Shian, Glen Quaich
Amulree, Perthshire
PH8 0DB
Scotland

Brian Cameron (5)	6,513,335	Common Stock	6.9%
Campbell Cairns, Craigellachie
Aberlour, Banffshire
Scotland

Graham Cooper (2)	0	Common Stock	*
Rock Cottage
Finsthwaite
Cumbria
United Kingdom
LA12 8BH

Martin E. Thorp (6)	4,200,000	Common Stock	4.2%
31 Vogan's Mill Wharf
17 Mill Street,
St Savior's Dock
Tower Bridge
London SE1 2BZ7

All directors and executive	31,065,868	Common stock	32.8%
officers as a group (3 persons)

* less than 1%

(1) Applicable percentage ownership is based on 60,418,457 shares of common stock outstanding as of October 31, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Options to acquire shares of common stock that are currently exercisable or exercisable within 60 days of October 31, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(4) Consists of (i) 6,439,437 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Fuller holds options to purchase (ii) 98,050 shares issued to Mr. Fuller in consideration of his cancellation of certain obligations owed to him by HET and Jopejo. Mr. Fullers other share options which were granted on or before October 31, 2007 and have not lapsed, but which have not yet vested (options over an aggregate of 3,219,667) have been excluded from this table

(5) Consists of (i) 6,439,436 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Cameron holds options to purchase, and (ii) 73,899 shares issued to Mr. Cameron in consideration of his cancellation of certain obligations owed to him by HET and Jopejo.

(6) This does not include options to acquire 3,850,000 shares granted before October 31, 2007 but which have not yet vested yet.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Graham Cooper, our Chairman, President and Chief Executive Officer, is also the Chairman and principal stockholder of Westek Limited, a creditor of the Company.

In July 2004, Westek agreed to release the Company from $2,030,298 of previously accumulated advances in exchange for a noninterest-bearing promissory note totaling $1,800,000. The Company reflected a capital contribution totaling $2,030,298 in its financial statements at that time. The promissory note was payable in full by September 30, 2006. On November 21, 2006 Westek agreed to restructure this promissory note such that (a) its repayment date was extended to March 31,2008 an interest charged at 10% p.a. which interest was convertible into common stock at (insert details from recent Q)  . As of July 31, 2007, the Company is indebted to Westek in the amount of $1,800,000 plus accrued unpaid interest of $150,000. The principal amount of $1,800,000 is shown in the consolidated balance sheet, within current liabilities; and unpaid interest is also included in current liabilities within ‘accrued interest payable’.

On November 13, 2006, the Company and Westek Limited entered into an amendment (the "Amendment") to the Loan Agreement dated as of June, 2004. Pursuant to the Amendment, the maturity date of the Loan has been extended to March 31, 2008, and the Loan will bear interest at the rate of 10% beginning in October 2007. The Loan has an outstanding principal balance of $1,800,000 as of October 31, 2007.

Graham Cooper, the Company's Chairman, President and Chief Executive Officer, is the principal stockholder of Westek Limited.

Martin Thorp, the Company’s Chief Financial Officer, is a partner in The ARM Partnership, a UK partnership which provides financial and accounting services to small cap and venture capital backed businesses. During the years ended July 31, 2007, $10,000 was paid by the Company to the ARM Partnership for such services.  A further amount of $170,049 has been accrued in the consolidated financial statements which may become payable to ARM for services provided in the year ended July 31, 2007, although the unpaid amount is contingent upon the future success of the Company and its consequent ability to make such payments

Item 13. EXHIBITS

(a) Exhibits

Exhibit Number	Description

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

2.2
Amendment No. 1 to Share Exchange Agreement,  effective as of July 31,2004,  among  Sports  Information  and  Publishing  Corp.,  Michael D. Tanner,  HEMP Trustees  Limited (as the corporate  trustee of the HEMP Employees Benefit Trust), John Fuller,  Brian Cameron,  Westek Limited and the other holders of  securities  of In Vivo Medical  Diagnostics, Inc.  (formerly  Hall Effect  Medical  Products) (as  incorporated  by  reference  to Form  8-K/A,  filed  with the  Securities  and  Exchange Commission on February 3, 2005).

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

10.1
Employment Agreement among Hall Effect Technologies Limited, a companyregistered in England,  Jonathan Andrew Fuller and Hall Effect Medical Products Inc., a Delaware  corporation.  (as incorporated by reference to the Annual  Report on Form 10-KSB,  filed with the  Securities  and Exchange Commission on February 3, 2005).

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

10.4
Patent License Agreement dated September 1, 2002 between Hall Effect Technologies   Limited  and  Unipath  Limited.   (as  incorporated  by reference to the Amended  Annual Report on Form  10-KSB/A,  filed with the Securities and Exchange Commission on August 15, 2005).

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

10.7	Form of 8% Promissory Note issued to NITE Capital, L.P. (as incorporated by reference to Form 8-K, filed with the Securities andExchange Commission on December 29, 2004).

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

10.17
Pledge and Escrow  Agreement  dated September 7, 2005 by and among the Company,   Montgomery   and  David   Gonzalez  as  escrow   agent  (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the  Securities  and Exchange  Commission  on September 13,2005).

10.18
Securities  Purchase  Agreement dated September 7, 2005 by and betweent he  Company and  Montgomery  (as  incorporated  by  reference  to the Company's  Current  Report on Form 8-K,  filed with the Securities and Exchange Commission on September 13, 2005).

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

10.21
Registration  Rights  Agreement dated September 7, 2005 by and betweenthe and Cornell (as incorporated by reference to the Company's Current Report on Form 8-K, filed with the Securities and Exchange  Commission on September 13, 2005).

10.22
Placement  Agent  Agreement dated September 7, 2005 by and between the Company and Monitor Capital, Inc. (as incorporated by reference to theCompany's  Current  Report on Form 8-K,  filed with the Securities and Exchange Commission on September 13, 2005).

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

10.25
Securities Purchase Agreement dated September 7, 2005 by and between the Company and the investors identified thereto (as incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.26
Security Agreement dated September 7, 2005 by and between the Company and the investors identified thereto (as incorporated by reference to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on September 13, 2005).

10.27
Royalty  Participation  Agreement  dated May 3, 2006 by and between In Veritas  Medical  Diagnostics,  Inc. and The Rubin Family  Irrevocable Stock Trust (as  incorporated  by reference to the  Company's  Current Report on Form 8-K filed with the Securities  and Exchange  Commission on May 11, 2006.

10.28
Termination,  Settlement and  Forbearance  Agreement dated October 19,2006 between In Veritas Medical Diagnostics,  Inc.,  Montgomery Equity Partners Ltd. and Cornell  Capital  Partners L.P. (as  incorporated by reference to the Company's  Current Report on Form 8- K filed with the Securities and Exchange Commission on October 25 2006.

10.28
Amendment No.  1  to  Loan  Agreement   between  In  Veritas  Medical  Diagnostics, Inc. and Triumph Small Cap Fund, Inc. (as incorporated by reference  to the  Form  8-K  filed  with the  Securities  &  Exchange Commission on November 21, 2006)

10.29	Purchase Agreement between In Veritas Medical Diagnostics, Inc. and Triumph Small Cap Fund, Inc.

10.30	Exchange Agreement between In Veritas Medical Diagnostics, Inc. and Triumph Small Cap Fund, Inc.

10.31	Form of 8% Secured Subordinated Convertible Debenture

10.32	Subordinated Security Agreements between In Veritas Medical Diagnostics, Inc. and Triumph Small Cap Fund, Inc.

10.33
Modification Agreement dated January 11, 2007, between In Veritas Medical Diagnostics, Inc. and Longview Fund L.P. (as incorporated by reference to the Company’s Current Report on Form 8-K,  filed  with the  Securities  and Exchange Commission on January 18, 2007).

10.34
  18% Secured Subordinated Convertible Debenture issued to Longview Fund L.P.dated January 11, 2007 (as incorporated by reference to the Company’s Current Report on Form 8-K,  filed  with the  Securities  and  Exchange Commission on January 18, 2007).

10.35
  18% Secured Subordinated Convertible Debenture issued to Longview Fund L.P.dated January 11, 2007 (as incorporated by reference to the Company’s Current Report on Form 8-K,  filed  with the  Securities  and  Exchange Commission on January 18, 2007).

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

Item 14. Principal Accounting Fees and Services

Audit fees

The aggregate fees billed for professional services rendered by our independent auditors for the audit of our financial statements, for the reviews of the financial statements included in our annual report on Form 10KSB, and for other services normally provided in connection with statutory filings were $48,884 and $50,719 for the years ended July 31, 2007 and July 31, 2006, respectively.

Audit-Related Fees

No audit-related fees were incurred for the years ended July 31, 2007 and July 31, 2006.

Tax Fees

The aggregate fees billed for professional services rendered by our independent auditors for tax compliance, tax advice, and tax planning were $0 and $0  for the years ended July 31, 2007 and July 31, 2006. The services for which such fees were paid consisted of filing tax returns of group companies.

All Other Fees

We did not incur any fees for other professional services rendered by our independent auditors during the years ended July 31, 2007 and July 31, 2006.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IN VERITAS MEDICAL DIAGNOSTICS INC.

Dated: November __, 2007	By:	/s/ Graham Cooper
Graham Cooper
President and Chief Executive Officer
(Principal Executive Officer)

Company Name

Dated: November __, 2007	By:	/s/ Martin Thorp
Martin Thorp
Chief Financial Officer (Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

NAME	TITLE	DATE

/s/ Graham Cooper	President, Chief Executive Officer and Chairman	November __, 2007
Graham Cooper	(Principal Executive Officer)

/s/ Martin Thorp	Chief Financial Officer and Director	November __, 2007
Martin Thorp	(Principal Financial and Accounting Officer)