Form 10QSB
period 2007-10-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2007-12-14
CIK 1142733

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGEACT OF 1934

For the quarterly period ended October 31, 2007

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
61 Broadway, 32 nd Floor
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 14, 2007, the registrant had 86,103,457 shares of common stock issued, 25,685,000 shares of common stock held in escrow which are deemed as issued but not outstanding, and 60,418,457 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Unaudited Consolidated Balance Sheet at October 31, 2007	F-2

Unaudited Consolidated Statements of Operations for the three months ended
October 31, 2007 and 2006 and for the period from March 26, 1997 (Inception)
through October 31, 2007	F-3

Unaudited Consolidated Statements of Accumulated Other Comprehensive Loss
for the three months ended October 31, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through July 31, 2007	F-4

Unaudited Consolidated Statement of Changes in Shareholders' Deficit for the period from
March 26, 1997 (Inception) through October 31, 2007	F-5

Unaudited Consolidated Statements of Cash Flows for the three months ended
October 31, 2007 and 2006 and for the period from March 26, 1997 (inception)
through October 31, 2007	F-6

Notes to the Consolidated Financial Statements	F-7

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
October  31, 2007
(unaudited)

October 31,
2007
Assets
Current assets:
Prepaid expenses and other	$16,937
Total current assets	16,937
Property and equipment, net (note 3)	4,645
Intangible assets:
Patent costs (note 4)	129,491

$151,073

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$1,307,434
Overdraft	1,233
Accrued interest payable	838,474
Accrued liabilities	996,246
Indebtedness to related parties (note 2)	215,163
Current portion of Long Term Notes Payable
(net of unamortized discount of $60,064) (note 9)	1,263,736
Notes payable, related party (net of discount) (note 9)	1,800,000
Short term advance from Related Party (note 9)	528,888
Short term advance	80,000
Total current liabilities	7,031,174

Long-term debt:
Royalty Participation Agreement advances (note 9)	718,202
Total liabilities	7,749,376

Shareholders’ deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference of $8 million)
Series A Preferred stock, 34,343,662 shares issued and outstanding (note 5)	34,344
Common stock, $.001 par value, 500,000,000 shares authorized,
86,103,457 shares issued, 25,685,000 held in escrow, and
60,418,457 shares outstanding	86,103
Stock issued as security for convertible debentues (note 9)	(3,339,050)
Additional paid-in capital	9,255,183
Accumulated other comprehensive loss- foreign currency adjustment	(552,725)
Deficit accumulated during the development stage	(13,082,158)

Total shareholders' deficit	(7,598,303)

$151,073

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Operation
(unaudited)

			March 26, 1997
			(Inception)
	Three months ended		Through
	October 31,		October 31,
	2007	2006	2007

Net sales and gross revenues:
Net sales	$—	$—	$3,571,807
Cost of sales	—	—	242,097

Gross profit	—	—	3,329,710

Operating expenses:
Research and development	203,426	183,258	5,904,474
Legal & Professional	3,962	27,179	1,398,605
Selling and marketing	—	61,653	622,750
General and administrative	160,223	392,734	5,645,171

Total operating expenses	367,611	664,824	14,376,544

Loss from operations	(367,611)	(664,824)	(11,046,834)

Nonoperating income (expense):
UK government grant (Note 1)	—	—	291,400
Interest expense	(288,414)	(201,572)	(1,900,277)
Loan Finance issue costs	—	—	(708,279)
Costs of aborted financing	—	—	(113,400)
Compensation payment to former director	—	—	(135,000)
Gain (loss) on foreign exchange	—	—	(132,378)
Gain (loss) from extinguishments of debt	—	—	662,610

Loss before income taxes	(656,025)	(866,396)	(13,082,158)

Income tax provision	—	—	—

Net loss	$(656,025)	$(866,396)	$(13,082,158)

Loss applicable to common stock	$(656,025)	$(866,396)

Basic and diluted loss per share	$(0.011)	$(0.02)

Weighted average number of common shares
outstanding	60,266,402	57,053,457

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Accumulated Other Comprehensive Loss
(unaudited)

			March 26, 1997
			(Inception)
	Three month period ended		Through
	October 31,		October 31,
	2007	2006	2007

Net loss	$(656,025)	$(866,396)	$(13,082,158)

Other comprehensive loss, net of tax:
Cumulative translation adjustment	(69,613)	39,911	(552,725)

Comprehensive loss	$(725,638)	$(826,485)	$(13,634,883)

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Deficit
(unaudited)

	Preferred Stock Outstanding									Accumulated	Accumulated
	Series A		Series B		Common Stock			Additional	Stock issued	Deficit During	Other
					Shares			paid-in		Development	Comprehensive
	Shares	Par Value	Shares	Par Value	Issued	Outstanding	Par Value	capital	as security	Stage	Loss	Total

Balance, March 26, 1997	—	$—	—	$—	—	—	$—	$—	$—	$—	$—	$-
October 2000, sale of stock, ($0.0035/share)	4,366,377	4,366	—	—	—	—	—	10,874	—	—	—	15,240
December 2001, sale of stock, ($0.0035/share)	6,545,703	6,546	—	—	—	—	—	16,301	—	—	—	22,847
October 2001, sale of stock, ($0.0202/share)	23,431,582	23,432	—	—	—	—	—	448,906	—	—	—	472,338
					—
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	21,203	21,203
Net loss	—	—	—	—	—	—	—	—	—	(1,350,829)	—	(1,350,829)
Balance, July 31, 2001	34,343,662	34,344	—	—	—	—	—	476,081	—	(1,350,829)	21,203	(819,201)

Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	(140,377)	(140,377)
Net loss	—	—	—	—	—	—	—	—	—	(1,007,362)	—	(1,007,362)
Balance, July 31, 2002	34,343,662	34,344	—	—	—	—	—	476,081	—	(2,358,191)	(119,174)	(1,966,940)
					—
Foreign currency					—
translation adjustment	—	—	—	—	—	—	—	—	—	—	(185,391)	(185,391)
Net loss	—	—	—	—	—	—	—	—	—	(1,080,619)	—	(1,080,619)
Balance, July 31, 2003	34,343,662	34,344	—	—	—	—	—	476,081	—	(3,438,810)	(304,565)	(3,232,950)
					—
Merger with HEMP (Note 8)	—	—	—	—	38,397,164	38,397,164	38,397	(29,397)	—	—	—	9,000
July 2004, merger with SIPC	—	—	—	—	10,550,000	10,550,000	10,550	(10,688)	—	—	—	(138)
July 2004, issuance of common
stock for bridge loans, ($0.2750/share)	—	—	—	—	1,636,233	1,636,233	1,636	448,364	—	—	—	450,000
July 2004, issuance of common
stock for services, ($0.4093/share)	—	—	—	—	239,289	239,289	239	97,702	—	—	—	97,941
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	(339,570)	(339,570)
Reclassification of debt forgiveness
by Westek (Notes 2 and 9)	—	—	—	—	—	—	—	2,030,298	—	—	—	2,030,298
Net loss	—	—	—	—	—	—	—	—	—	(1,016,972)	—	(1,016,972)
Balance, July 31, 2004	34,343,662	34,344	—	—	50,822,686	50,822,686	50,822	3,012,360	—	(4,455,782)	(644,135)	(2,002,391)

August 2004, additional paid in capital from bridge
loans exchanged for shares	—	—	—	—	—	—	—	17,495	—	—	—	17,495
					—	—	—	(6,000)	—	—	—	(6,000)
Conversion of Preferred Stock into Debenture	—	—	—	—	694,550	694,550	695	427,695	—	—	—	428,390
December 2004, issuance of stock for interest on	—	—	—	—	60,096	60,096	60	76,100	—	—	—	76,160
bridge loan
March 2005, issuance of stock for services	—	—	—	—	100,000	100,000	100	62,880	—	—	—	62,980
April 2005, issuance of stock warrants for
services	—	—	—	—	—	—	—	17,295	—	—	—	17,295
April 2005, sale of preferred Series B stock
net of $97,995 offering costs ($.001 par),	—	—	—	—	—	—	—	—	—	—	—	-
($0.65/share)	—	—	617,692	618	—	—	—	302,887	—	—	—	303,505
April 2005, issuance of stock for
debt forgiveness	—	—	246,152	246	—	—	—	159,754	—	—	—	160,000
June 2005, issuance of stock options for
services	—	—	—	—	—	—	—	35,403	—	—	—	35,403
Reversal of conversion of					—
convertible preferred shares	(1,301,178)	(1,301)	—	—	1,301,178	1,301,178	1,301	—	—	—	—	-
July 2005, issuance of stock for services	—	—	—	—	120,000	120,000	120	35,288	—	—	—	35,408
July 2005, issuance of stock for conversion
of debt	—	—	—	—	1,162,791	1,162,791	1,163	278,047	—	—	—	279,210
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	274,643	274,643
Net loss	—	—	—	—	—	—	—	—	—	(2,450,792)	—	(2,450,792)
Balance July 31, 2005	33,042,484	33,043	863,844	864	54,261,301	54,261,301	54,261	4,419,204	—	(6,906,574)	(369,492)	(2,768,694)

Conversion of common stock into debentures	—	—	(863,844)	(864)	—	—	—	(555,636)	—	—	—	(556,500)
(Note 10)
Conversion of preferred stock into common stock	1,301,178	1,301	—	—	(1,301,178)	(1,301,178)	(1,301)	—	—	—	—	-
Shares issued as security for convertible debtures	—	—	—	—	25,685,000	—	25,685	3,313,365	(3,339,050)	—	—	-
(Notes 5 and 10)
Stock Issued for services (August 2005)	—	—	—	—	28,000	28,000	28	3,612	—	—	—	3,640
Stock Issued for services (August 2005)	—	—	—	—	472,000	472,000	472	60,888	—	—	—	61,360
Stock Issued for services (September 2005)	—	—	—	—	805,000	805,000	805	132,020	—	—	—	132,825
Stock Issued for services (September, 2005)	—	—	—	—	750,000	750,000	750	254,250	—	—	—	255,000
Stock Issued for services (May 2006)	—	—	—	—	875,000	875,000	875	86,625	—	—	—	87,500
Stock Issued for services (June 2006)	—	—	—	—	83,334	83,334	83	8,251	—	—	—	8,334
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(79,486)	(79,486)
January, 2006, Issuance of stock options for
services	—	—	—	—	—	—	—	62,379	—	—	—	62,379
September 2006 issuance of stock warrants
in connection with financing	—	—	—	—	—	—	—	45,164	—	—	—	45,164
Net loss	—	—	—	—	—	—	—	—	—	(1,848,797)	—	(1,848,797)
Balance July 31, 2006	34,343,662	34,344	—	—	81,658,457	55,973,457	81,658	7,830,122	(3,339,050)	(8,755,370)	(448,977)	(4,597,275)

Discount on issue of loan note (Note 10)	—	—	—	—	—	—	—	62,640	—	—	—	62,640
Issuance of stock for services (October, 2006)	—	—	—	—	1,000,000	1,000,000	1,000	67,000	—	—	—	68,000
Issuance of stock for services (October, 2006)	—	—	—	—	1,250,000	1,250,000	1,250	148,749	—	—	—	149,999
October, 2006 issuance of stock options for services	—	—	—	—	—	—	—	223,844	—	—	—	223,844
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(34,135)	(34,135)
Net Loss	—	—	—	—	—	—	—	—	—	(3,670,764)	—	(3,670,764)
Partial conversion of Convertible Loan Note into Common Stock (Dec. 2006) (Note 6)	—	—	—	—	1,000,000	1,000,000	1,000	49,000	—	—	—	50,000
Stock Option Expense	—	—	—	—	—	—	—	466,624	—	—	—	466,624
Beneficial conversion discount underlying Convertible Loan Notes (Notes 2 & 9)	—	—	—	—	—	—	—	283,874	—	—	—	283,874
Stock issued for services (December 2006)	—	—	—	—	850,000	850,000	850	51,000	—	—	—	51,850
Cashless conversion - Montgomery	—	—	—	—	345,000	345,000	345	(345)	—	—	—	-
Imputed discount cancelled due to loan default	—	—	—	—	—	—	—	(62,640)	—	—	—	(62,640)
Balance July 31, 2007	34,343,662	34,344	—	—	86,103,457	60,418,457	86,103	9,119,868	(3,339,050)	(12,426,134)	(483,112)	(7,007,981)

Net Loss for the period	—	—	—	—	—	—	—	—	—	(656,025)	—	(656,025)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(69,613)	(69,613)
Stock Option Expense	—	—	—	—	—	—	—	135,315	—	—	—	135,315
Balance October 31, 2007 (unaudited)	34,343,662	$34,344	—	$—	86,103,457	60,418,457	$86,103	$9,255,183	$(3,339,050)	$(13,082,158)	$(552,725)	$(7,598,303)

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Cash Flows
Three month period ended October 31, 2007 and 2006
(unaudited)

			March 26, 1997
			(Inception)
	Three month period ended		Through
	October 31,		October 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(656,025)	$(866,396)	$(13,082,158)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	607	3,700	163,992
Retirement of patents (written off)	—	—	—
Intercompany interest income	—	—	242,382
Interest imputed (non cash)	115,351	63,470	339,541
Prepaid element of expenses and beneficial
discounts on loan note conversions	—		169,031
Stock issued for compensation and services
and stock option expense	135,315	441,842	2,331,310
Stock issued for interest	—	—	86,160
Gain (loss) on debt forgiveness	—	—	(662,610)
Changes in operating assets and liabilities:
Receivables	—	182,771	(21,927)
Prepaid expenses and other current assets	(5,785)	(150,864)	5,314
Deferred debt issue costs	—	—	—
Accounts payable	98,271	(208,158)	1,267,794
Accrued expenses	67,288	(6,751)	1,845,334
Accrued interest payable	173,063	53,682	173,063
Accounts payable (related party)	—	-5194	138,697
Other	—	36,637	45,304
Net cash used in
operating activities	(71,915)	(455,261)	(6,958,775)

Cash flows from investing activities:
Acquisition of patents	(33,946)	(34,587)	(133,024)
Acquisition of equipment	—	—	(151,209)
Net cash used in
investing activities	(33,946)	(34,587)	(284,233)

Cash flows from financing activities:
Advances from affiliates	—	—	4,378,963
Proceeds from debenture issue	—	—	335,000
Repayment of advances from affiliates	—	—	(728,426)
Advances from related parties	175,428	50,000	611,938
Proceeds from issuance of preferred stock	—	—	813,930
Discount on notes payable	—	—	144,382
Proceeds from Royalty Participation Agreement	—	—	450,000
Proceeds from issue of Loan Notes	—	335,000	1,262,495
Repayment of notes payable	—	—	(10,000)
Interest payable reclassified as Loan Notes	—	83,000	—
Short term advances	—		80,000
Net cash provided by
financing activities	175,428	468,000	7,338,282

Effect on cash from foreign currency translation	(69,613)	710	(96,507)

Net change in cash and
cash equivalents	(46)	(21,138)	(1,233)

Cash and cash equivalents:
Beginning of period	(1,187)	61,240	—

End of period	$(1,233)	$40,102	$(1,233)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Conversion of note payable to common stock	$—	$—	$700,000
Conversion of interest to common stock	—	—	—
Conversion of preferred stock into debentures	—	—	86,160
Stock-based compensation	135,315	441,842	1,837,617
	$135,315	$441,842	$2,623,777

See accompanying notes to condensed consolidated financial statements.

In Veritas Medical Diagnostics, Inc.
(Formerly In Vivo Medical Diagnostics, Inc.)
(A Development Stage Company)
Notes to Consolidated Financial Statements

Note 1: ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

Attention is drawn to the detailed disclosures in this Note and elsewhere in these Financial Statements which creates substantial doubt concerning the Company’s ability to continue to finance and maintain its current operations.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 31, 2007, the results of operations for the three months ended October 31, 2007 and 2006 and the period from March 26, 1997 (inception) through October 31, 2007, and cash flows for the three months ended October 31, 2007 and 2006 and the period from March 26, 1997 (inception) through October 31, 2007. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended July 31, 2007.  There have been no updates or changes to our audited financial statements for the year ended July 31, 2007.

There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the three month period ended October 31, 2007 is not necessarily indicative of the results to be expected for the full year.

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to developing new products. Our planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

We have reported net losses of $3,670,764, $1,848,797 and $12,426,134 for the fiscal years ended July 31, 2007, 2006 and for the period from the date of inception, March 26, 1997 to July 31, 2007, respectively. The loss from date of inception, March 26, 1997 to October 31, 2007 amounts to $13,082,158. We have a net capital deficit at October 31, 2007 ($7,598,303) and had substantial net current liabilities of $7,031,174 and cash balances of $nil at October 31, 2007. In addition, as explained in Note 10 we are in default under the terms of Loan Notes with total amounts outstanding at October 31, 2007 of $873,800.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

We require ongoing capital to continue our development activities but have been unable to raise adequate new capital to support operational needs and are currently dependent upon minimal advances being made by Westek as described in Note 9, which simply maintain very basic operations and compliance. As described in Note 11 Westek has put us and our other loan note holders on notice of its inability to continue to provide such finance on an ongoing basis unless our other loan note holders agree to join in the provision of working capital finance or to restructure or convert their loans to allow us to negotiate with other financiers to provide fresh capital from a clean balance sheet. The other Loan Note Holders have declined to do this and the Company and its Loan Note Holders are in the advanced stages of negotiating a transaction, which is described in outline on Note 11, that would return the Company to a shell, with reduced and simplified debt and other obligations, as an alternative to imminent insolvency by threatened loan note foreclosure.

There can be no assurance that this proposed transaction will take place and it remains possible that terms of the proposed transaction may change or that it will not take place at all. In the event that the proposed transaction does occur the Company’s financial statements would change materially, as outlined in Note 11. In the event that the proposed transaction does not occur, then, in the absence of any further initiatives taken by the loan note holders, it seems likely that the Company and its subsidiaries will become insolvent and certain adjustments would need to be made to the carrying value of the assets included in the consolidated balance sheet in such an event.

As explained in Note 10 we are in default on several of our Loan Notes at July 31, 2007. Our major creditors and Loan Note holders have continued to work with us during the three month period ended October 31, 2007 to restructure our obligations to enable us to match future payments with our future working capital plans and several Loan Note holders formally restructured their advances to us in the period ended October 31, 2007. In addition the directors, management team and key contractors have deferred payment of compensation due to them since October 2006 (and in certain cases previously) and many key suppliers are providing us with valued and ongoing support and forbearance with respect to our payment obligations.

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

Note 2: Related Party Transactions

As of October 31, 2007, $215,163 was due to related parties and we purchased services from related parties during the three month period ended October 31, 2007 amounting to $nil.  During the three month period ended October 31, 2006 we purchased services amounting to $112,999.

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

During the three month period ended October 31, 2007 Westek advanced $149,776 to the Company. These advances are interest free and are payable on demand. The advances are intended to enable the Company to maintain a basic level of operation ahead of securing new commercial contracts. These short term advances are described more fully in Note 9.

Note 3: Property and Equipment

Major classes of property and equipment as of October 31, 2007 are listed below:

Furniture and Fixtures	$16,523
Office Equipment	89,814
Plant and Equipment	20,939
127,276
Less: accumulated depreciation	122,631
$4,645

Depreciation expense was $607 and $3,700 for the three month periods ended October 31, 2007 and 2006.

Note 4: Intangible Assets - Patent Costs

Changes in Intangible assets - Patent Costs for the three month period ended October 31, 2007 were as follows:

Cost - start of year	$95,545

Costs incurred during the period	33,946
Amortization	-
Retirements	-
Cost - end of period	$129,491

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

4% Convertible Preferred Stock

As of October 31, 2007, the Company had 34,343,662 shares of Series A 4% voting redeemable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock. Holders of Series A Preferred Stock have priority over all of the shares of the Company on liquidation or sale at the rate of $0.233 per share. Holders of Series A Preferred Stock are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.

The aggregate of arrearages in cumulative preferred dividends on the Series A Preferred Shares through October 31, 2007, are $22,413.

Note 6: Common Stock

We are authorized to issue 500,000,000 shares of common stock.

We issued the following shares of common stock for services during the three month periods ended October 31, 2007 and 2006, respectively:

	October 31, 2007		October 31, 2006
	Number	Fair Value	Number	Fair Value
	of Shares	of Shares	of Shares	of Shares
Shareholder	Issued	Issued	Issued	Issued
Crown Capital Group Ltd			1,000,000	68,000
UTEK Corporation			1,250,000	150,000
	0	$0	2,250,000	$218,000

We value the shares of common stock issued for services at the quoted market price of the stock at the issue date or at the contracted value of the services where this is clearly defined in the underlying contract.

No other shares of common stock, other than those described above, were issued during the three month periods ended October 31, 2007 and 2006.

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

From August 1, 2006 we were required to adopt SFAS No. 123(R) whereby we account for stock option expense for employees and contractors by charging the fair value of options granted and expected to vest equally over the vesting period. In the case of options that vest on grant the fair value of the option is expensed immediately. The expense is shown as stock option expense in the consolidated statement of operations with the credit posted to Additional Paid In Capital. Prior to August 1, 2006 we were not required to treat employee stock options in accordance with SFAS No. 123 (R) , and we disclosed the impact on pre-tax results had we valued employee stock options on a proforma basis in the footnotes to our Annual Financial Statements. In the three month period and nine month period ended October 31, 2006 the stock option charge would have increased by approximately $37,500 and $112,500, respectively, had we adopted SFAS No. 123(R) in that period.

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

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.35%
Dividend yield	0.00%
Volatility factor	55.10%
Weighted average expected life	5 years

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

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.18%
Dividend yield	0.00%
Volatility factor	88.40%
Weighted average expected life	3 years

Summary of options and warrants outstanding

The following schedule summarizes the changes in the Company's outstanding stock awards since July 31, 2007.

			Weighted	Weighted
	Options Outstanding		Average	Average	Aggregate
	Number of	Exercise Price	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Per Share	Contractual Life	Value
Balance at July 31, 2007	19,401,603	$0.055-$1.50	$0.1636	8.06 years	1,296,238

Awards Granted to Staff	0	$0	$0
Awards cancelled/expired	0	$0	$0
Warrants exercised	0	$0	$0

Balance at October 31, 2007	19,401,603	$0.055-$1.50	$0.1636	8.06 years	$1,296,238

Awards exercisable at
October 31, 2007	4,586,769	$0.550-1.50	$0.1586	6.66 years	$460,949

Note 8: Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We had tax losses available to carry forward in our UK operating subsidiaries at July 31, 2007 and we continued to incur tax losses in the three month period ended October 31, 2007. We have therefore not recorded any tax charge of liability in the three month period ended October 31, 2007.

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

B. September 2005 Financing and subsequent restructurings

In a linked series of transactions dated September 7, 2005, the Company entered into:

1. A Standby Equity Distribution Agreement (the "Distribution Agreement") with Cornell Capital Partners LP ("Cornell")providing for the sale and issuance to Cornell of up to $10,000,000 of Common Stock over a period of up to 24 months.

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

2. On November 29, 2006, the Company issued a secured subordinated convertible note to Triumph Small Cap Fund Inc. ("Triumph"), (one of the investors in the Accredited Investor Purchase Agreement referred to above) in the principal amount of$165,000 in exchange for the interest and principal outstanding under the Debenture previously issued to Triumph under the terms of the Accredited Investor Purchase Agreement. The note (a) matures on October 31, 2008; (b) bears interest at the rate of8% per annum, which is payable on maturity of the note and (c) is convertible, at Triumph's option, into shares of the Company’s common stock at a conversion price of $0.05 per share, subject to a 9.99% conversion restriction.. On December 11, 2006Triumph converted $50,000 of the principal amount outstanding under their note into 1,000,000 shares of the Company's common stock in accordance with these conversion rights.

3. On January 9, 2007, the Company issued two secured convertible notes to Longview Fund L.P. (“Longview”)(one of the investors in the Accredited Investor Purchase Agreement referred to above) in the aggregate principal amount of$309,300 as follows:.

•
Secured convertible note in the principal amount of $261,300 issued in exchange for the interest and principal outstanding under the Debenture previously issued to Longview under the terms of the Accredited Investor Purchase Agreement. The note (a) matures on October 31, 2008; (b) bears interest at the rate of 18% per annum, which is payable in accordance with the repayment provisions described in the Note and (c) is convertible at Longview's option, into shares of the Company’s common stock at a conversion price of $0.05 per share. Minimum repayments are due under the note as follows: (i) two installments of $12,500 each were due to be paid on or before February 28, 2007 and March 30, 2007; (ii) monthly installments of $15,000 commencing on November 30, 2007; and (iii) the remaining principal balance plus unpaid interest on the maturity date.

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

The table below details the unamortized discount figure shown in the balance sheet:

	Beneficial		Unamortized
	Discount	Charge	Amount
Westek	$113,400	$75,600	$37,800
Triumph	$0	$0	$0
Cornell	$146,160	$124,200	$21,960
Longview	$24,314	$24,011	$304
	$283,874	$223,811	$60,064

C. Royalty Participation Agreement (May to November, 2006)

On May 5, 2006 , we completed the sale of a percentage of future royalties pursuant to a Royalty Participation Agreement (the” Agreement") with The Rubin Family Irrevocable Stock Trust The royalties to be paid pursuant to the Agreement are derived from the Patent License Agreement with Inverness Medical Innovations, Inc. (the "IMI Agreement") pursuant to which the Company’s subsidiary, IVMD (UK) Limited, will receive royalties from the sale of a Prothrombin blood clotting measuring device (the "IMI Royalties). The IMI Agreement is further described in the "Organization and Basis of Presentation" section of these financial statements. Subsequently, in November 2006, the Company entered into a similar agreement with Triumph in respect of further advances made to us during June and October 2006.

Pursuant to these royalty participation agreements, the Company received the aggregate sum of $450,000 in exchange for 10% of the future IMI Royalties received by the Company, subject to the terms and conditions set forth in the Agreement (the "Royalty Payments"). The Royalty Payments shall be paid to The Rubin Family Irrevocable Stock Trust and Triumph Research Partners LLP ("The Investors") within 15 days of the end of the month in which the Company receives future IMI Royalties. The Company has the option to terminate the Agreement at any time, without penalty, by making a lump sum payment to the Investors equal to 300% of the funds received from the Investors pursuant to the Agreement, being $1,350,000. If no Royalty payments are made to the Investors by December 31, 2007, or if $450,000 of Royalty payments are not made by December 31, 2008, the Investors shall have the right to convert the advances made into a three year note with a face value of $1,350,000 accruing interest at 4% above prime and repayable in one lump sum at the end of the term. In addition, if the aggregate payments made to the Investors under Agreements prior to December 31, 2007 are less than $450,000 and provided that the Company has raised at least $3,000,000 in the form of new equity finance, we are obliged to make an advance payment to the Investors (on account of future amounts payable to them) equal to the difference between $450,000 and the aggregate payments made prior to December 31, 2007(capped at the amount by which the equity funding exceeds $3,000,000).

On November 8, 2006 The Rubin Family Irrevocable Stock Trust assigned its rights under the Agreement to Harbor View Fund Inc, an entity which is unrelated to the Company.

D. Secured Subordinated Convertible Loan Notes (November 2006)

On November 29, 2006, the Company issued a secured subordinated convertible note to Triumph, in the principal amount of$335,000 in consideration of new cash advances made to the Company by Triumph subsequent to July 31, 2006. This note (a) matures on October 31, 2008; (b) bears interest at the rate of 8% per annum which is payable on maturity of the notes; and (c) is convertible, at Triumph's option, into shares of the Company's common stock at a conversion price of $0.05 per share (approximately the share price on the date of issue), subject to a 9.99% conversion restriction.

E. Related Party Loans - Westek Limited

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

During the three month period ended October 31, 2007 Westek advanced $149,776 to the Company and its subsidiaries, giving a total short term indebtedness to Westek of $528,888 at October 31, 2007. The intention of Westek in making such advances was to maintain a basic level of operations in our main trading subsidiary (IVMD UK Ltd) and to maintain compliance at IVMD Inc. Westek has continued to make limited funding available to the Group subsequent to July 31, 2007 .  These advances are interest free and are payable on demand.

F. Short Term Advance from Loan Note Holder

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

Presentation of Financings in the Financial Statements

Accounting for the Royalty Participation Agreement (May - July, 2006 Financings)

We have accounted for these transactions in accordance with EITF 1988 Issue 88-18 as debt and have classified them as Long Term Debt on the balance sheet. We have calculated the maximum effective rate of interest underlying the Agreement at 37%per annum by taking what we consider to be the most prudent view of the possible cash payments required to relinquish our obligations under the Agreement (and therefore effectively repay the advances) and computing the inherent interest rate within that future cash payment stream. Interest on the amount advanced is included in interest expense and added to the amount of the debt shown in the balance sheet. As payments are made to the Investors the debt will be reduced accordingly and the estimated underlying interest rate may in the future be amended.

The following table shows the treatment of the Royalty Participation Agreement Advances in the Financial Statements at October 31, 2007.

Total Amount Advanced	$450,000
Interest Imputed from inception until October 31, 2007	$268,202
Included in Long Term Debt at October 31, 2007	$718,202

Accounting for September, 2005 Financing and subsequent restructurings

The Principal amount of unpaid Loan Notes at July 31, 2007 is shown separately on the balance sheet as Notes Payable. The total is classified within Current Liabilities as “Current Portion of Notes Payable”, since all amounts are repayable before October 31, 2008.

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

*Described in A above
** see “Beneficial Conversion Rights” below

All accrued interest and potential penalties payable under these Notes Payable is included in Current Liabilities under Accrued Interest Payable

Beneficial Conversion Rights

As explained above and in Note 2 the conversion rights in certain of the Loan Notes described above have been granted at a discount from the market price of the shares of the Company's common stock at the date that the loan notes were issued. Such beneficial discounts are recognized when the loan note is issued. The value of the discount is estimated using the Black Scholes method and is credited to Additional Paid in Capital on the balance sheet. The cost of the discount is expensed (as interest expense) over the life of the loan note. The unamortized portion of the value of the discount ($60,064) is show as a deduction from the total principal value of the loan notes outstanding on the balance sheet, resulting in a net balance of $1,263,736.

Note 10: Defaults upon Senior Securities

As explained in Note 9, the Company has been unable to pay interest and principal repayments when due under the terms of its September, 2005 financing and certain of the subsequent restructurings of the loans made under the September 2005 financing. As of July 31, 2007, the arrears of due but unpaid interest and penalties on Debentures and Loan Notes that were in default was $663,141 and the arrears of unpaid but due principal on Debentures in default amounted to $873,800.

Note 11: Recent Developments

In common with most Development-stage entities we have incurred losses since inception. At October 31, 2007 we had a net capital deficit of $7,598,303 and net current liabilities of $7,031,174. We are in default under the terms of certain convertible loan notes under which we owed $1,536,941 (including interest and penalties) at October 31, 2007. These circumstances have effectively prevented us, during the year, from raising adequate working capital to operate the business effectively and we have been dependent upon advances from Westek Ltd, a Company that is related to Mr. Graham Cooper, our Chief Executive Officer to maintain basic operations and compliance and avoid insolvency. Westek provided this support whilst the Company and its loan note holders sought to reach agreement to restructure the Company’s borrowings to enable it to raise adequate new capital. Such negotiations occurred throughout the year and subsequently, and were exhaustive.  However, they failed to produce a satisfactory solution and, as a result, Westek has recently indicated to the Company and the other loan note holders that it can not continue to advance funds. It proposed that the loan note holders work together and with the Company and others to find an alternative solution to avoid insolvency. Negotiations are now at an advanced stage between all of the loan note holders, the Company and a new company, Medical Diagnostic Innovations Limited (“MDI”) (a company incorporated under the laws of England and Wales, which has been formed by the management and employees of the subsidiaries, including Mr. Graham Cooper and Mr. Martin Thorp) to work together with the objective of entering into a transaction which, if consummated, would involve the sale of the share capital of the subsidiaries to MDI and the simplification and reduction of the indebtedness of the Company so as to enable the Company to return to a “shell” and pursue future merger transactions. There can be no certainty that this potential a transaction will take place, or what the precise terms will be, and, in the event that these or similar negotiations fail, the Company and its subsidiaries face the prospect of insolvency and complete loss of shareholder value.

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

Results of Operations

Three months ended October 31, 2007 compared to three months ended October 30, 2006

Revenues

We did not generate any revenues during the three months ended October 31, 2007 and 2006.  As explained above, the next phase of the IMI agreement involves our receiving royalties from future sales of the PT Device by IMI. Additionally, we are seeking to enter into additional research and development or IPR license contracts.

Depreciation Expenses

Depreciation expenses for the three months ended October 31, 2007 amounted to $607, compared to $3,700 for the three months ended October 31, 2006. The decline is due to that fact that it has not been necessary to replace or update any of our fixed asset base which is adequate for our purposes and therefore the depreciation charge continues to decline.

General & Administrative Expenses

General and administrative expenses for the three months ended October 31, 2007 were $160,223 as compared to $392,734 for the three months ended October 31, 2006. This change reflects efforts to reduce general and administrative expenses. Because of our cash shortages we have deferred payment of as many general and administrative costs as possible.

Sales and Marketing Expenses

We incurred $nil of marketing costs in the three month period ended October 31, 2007, as compared to $61,653 for the three month period ended October 31, 2006. To conserve cash our main marketing contractors have accepted shares of our common stock as consideration for services performed.

Research & Development Expenditure

During the three months ended October 31, 2007, we spent $203,426 on research and development compared to $183,258 during the three month period ended October 31, 2006.  In the three month period ended October 31, 2007 our R&D activity was focused on our Magnetic Strip Reader technology and our Magnetic Detection technology. By comparison, during the three month period ended October 31, 2006, our R&D expenditure was focused in part on the PT Device which was completed in late August early September 2006 causing a lower comparable charge in the period.

Stock Option Expense

No stock options were awarded during the nine month period ended October 31, 2007.  We account for stock option expense under the provisions of SFAS No. 123(R) whereby we value stock options using the Black Scholes method and spread the charge equally from the date of grant until the date that the options vest, adjusting for options that we believe are unlikely to ever vest.  The remaining options vest over various periods through September 30, 2010.  The total charge for option expense in the three month period ended October 31, 2007 amounted to $135,315 compared to $223,843 in the three month period ended October 31, 2006.

Net Income (Loss)

Net loss before other income and expense (which excluded interest expense) for the three months ended October 31, 2007 was $(367,611), as compared to a net loss of $(664,824) for the three months ended October 31, 2006.  The decrease in net loss is attributable to significantly reduced expenditure in the areas of legal and professional fees, selling and marketing and general and administrative as the company introduced efforts to reduce the monthly burn rate.

Net loss (after other income and expense, including interest) for the three month period ended October 31, 2007 amounted to $(656,025), respectively compared to $(866,396) for the three month period ended October 31, 2006. The decrease in net loss was due to the factors discussed above.  Interest expense amounted to $288,414 in the three month period ended October 31, 2007, as compared to $201,572 in the three month period ended October 31, 2006.  The increase in interest expense is attributable to punitive interest charges related to outstanding debt obligations of the Company which were in default during the three month period ended October 31, 2007 and the generally increased debt burden of the Company.

Liquidity and Capital Resources

We have incurred operating losses since our inception. At October 31, 2007, we had an accumulated deficit from inception of $(13,082,158). We are in default under the terms of certain of our credit obligations and are operating at the forbearance of our creditors. Our auditors, in their report on our financial statement for the fiscal year ended July 31, 2007, have expressed substantial doubt about our ability to continue as a going concern.

The Company's working capital needs include payment of salaries, administrative expenses, and research and development activities. At October 31, 2007, we had no cash and we had net current liabilities of $7,031,174. We are in default under the terms of certain convertible loan notes under which we owed $1,536,941 (including interest and penalties) at October 31, 2007. These circumstances have effectively prevented us, during the year, from raising adequate working capital to operate the business effectively and we have been dependent upon advances from Westek Ltd, a Company that is related to Mr. Graham Cooper, our Chief Executive Officer to maintain basic operations and compliance and avoid insolvency. We have described under ‘Recent Developments’ above certain current events which indicate that, because of the failure of the loan note holders to agree on a financing solution between themselves and with the Company, the Company is unlikely to raise further working capital under its current structure; and, as further described there, discussions are taking place between the loan note holders and with the Company and others to sell the Company’s operating subsidiaries and return the Company to a shell with a simplified and reduced debt structure to enable it to realistically plan future merger transactions. In the event that these current negotiations are unsuccessful, and in the absence of any alternative solutions, the Company and its subsidiaries would be likely to face insolvency. However, the directors believe that current negotiations will end in an agreement between the loan note holders and the Company which will lead to the survival of the Company, potentially as a shell, as described above; or, alternatively, that some other outcome will materialize which will result in the survival of the Group.

Critical Accounting Policies

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD (UK) Limited and Jopejo Limited, both UK companies. The assets and liabilities of our foreign subsidiaries have been translated from British pounds into U.S. dollars at the exchange rate in effect at October 31, 2007 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

Basis of presentation

Our research and development is conducted in Inverness, Scotland, through our subsidiaries: IVMD (UK) Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters.

We are a development stage enterprise and have incurred losses since inception. We had a net capital deficit at October 31, 2007 of $(7,598,303). We also had substantial net current liabilities at October 31, 2007 and we were in default on several of our Notes Payable, as explained in Item 3 of Part 2. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. Historically we have depended on various sources of finance to support ongoing operations, in particular, until our various products and work in progress reach the point where they generate income (which cannot be assured) we are dependent upon external funding, which has generally been made available to us in the past by way of convertible loan notes provided by specialist investment funds. Since November 2006 such funding has not been forthcoming and we have depended upon short term advances from two of our loan note holders, as explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements (set forth in Part I herein). More recently those advances have been restricted to one loan note holder, a related party, Westek. As explained in Liquidity and capital resources above, the Company is in negotiations to return to a shell to realistically plan future merger transactions, and thereby ensure the survival of the Company.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of October 31, 2007 or as of the date of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At October 31, 2007 we were in default under the terms of several notes payable. The total principal and interest due, but not paid, under these notes at October 31, 2007 were $873,800 (principal), and $322,406 (interest and penalties) respectively.

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

IN VERITAS MEDICAL DIAGNOSTICS, INC.

Date: December 14, 2007	By:	/s/ Graham Cooper
Graham Cooper Chief Executive Office

By:	/s/ Martin E. Thorp
Martin E. Thorp Chief Financial Officer