Form 10KSB/A
period 2007-07-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2008-02-15
CIK 1142733

   UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-KSB/A

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

Common Stock, par value $.001 per share

Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the Issuer (i) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X] -

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [_] No [X]

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

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

EXPLANATORY NOTE:

This annual report on Form 10-KSB/A ("Form 10-KSB/A") is being filed to amend our annual report on Form 10-KSB for the fiscal year ended July 31, 2007 (the "Original Form 10-KSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on November 13, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-KSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Form 10-KSB/A is being amended to amend the financial statements contained herein to reflect:

·	The significant terms of our convertible preferred stock;
·	Our consolidated statement of cash flows in accordance with paragraph 32 of SFAS 95;
·	Additional disclosures to provide clarity around our stock options and outstanding loan notes;
·	Revisions made to Executive Compensation which are consistent with regulation S-B Item 402;

We have not updated the information contained herein for events occurring subsequent to July 31, 2007, the filing date of the Original Form 10-KSB.

PART I

Item 1. DESCRIPTION OF BUSINESS

General Overview

We are engaged in the development of medical devices with “near-patient” (e.g. point of care and continuous monitoring) testing applications based upon our expertise in engineering and medicine and our intellectual property.

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

Recent Developments

Negotiations are in place among the Company, Westek Limited, Montgomery Equity Partners, Ltd. Longview Fund, L.P., Triumph Small Cap Fund, Inc., Whalehaven Capital Fund Limited, and the Rubin Family Stock Trust, pursuant to which the Company will sell its subsidiaries to Medical Diagnostic Innovations Limited (“MDI”).  Medical Diagnostic Innovations Limited is a company incorporated under the laws of the United Kingdom and Wales which was formed by the management and employees of the Company’s subsidiaries, including, Mr. Graham Cooper, our CEO and Martin Thorp, our CFO.  The parties contemplate the entry into a Stock Purchase Agreement, pursuant to which MDI will acquire all of the issued and outstanding share capital of the Company’s subsidiaries . The parties also contemplate that t he proceeds of the sale will be utilized to provide partial settlement of the outstanding amounts owed to the Loan Note Holders.

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

The product pipeline is described in detail below; it includes a sensitive, economic immunoassay platform for point of care, a digital strip reader for immunoassay, a home use monitor to predict the onset of labor and a low cost magnetic scanner being developed for tissue isualization. We actively protect our intellectual property and have filed eleven current patent applications to date.

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

Commercial Contracts

In November 2002 we entered into a long term development contract and license agreement for our prothrombin blood clotting measurement technology with Inverness Medical Innovations, Inc (IMA - Amex) ("IMI"), located in Boston, Massachusetts. The development contract contributed over $3 million, over a three year period. Under our arrangements with IMI, we have agreed to assign certain of our patents and grant certain licenses to them for the use of our technology to produce and market a prothrombin blood clotting measuring device for which we will receive a stream of future cash payments equal to 2% of all net sales of such device. We understand that we should expect to start to receive payments under this arrangement in  2008.

Product Descriptions

The table set forth below briefly describes our key products, their applications and advantages over current technology and products.

Technology	Product	Key Applications/Market	Advantage
Blood Analyte measurement	Prothrombin Blood Clotting measuring device Status: Completed and about to be released to global markets	Minimally-Invasive, Accurate and Safe, Characteristic measuring device for heart attack and Stroke sufferers	Small, Cheap device with rapid measurement using world leading blood sample size
Disposable Digital Strip Reader	Digital read out of Immunoassay Lateral flow Strip Results Status: In Final Stage of Development	All YES / NO Immunoassay applications	Accurate, Low cost and Eco friendly
Labor Predictor	Predictor of Labor Onset Status: Ready for Licensing / extended clinical trials	Accurate prediction of onset labor from 6 weeks out. Consumer device for maternity planning. Professional care for mothers identified at risk for pre-term delivery.	High negative and positive predictive success. Ease o use. No competition exists either in professional medical or consumer markets.
Blood Analyte measurement	Biomarker monitor Status: In Development – Assay platform available at demonstration level .	Accurate measurement using very low blood volume of a number of Biomarkers including Heart attack, HIV, Cholesterol and Cancer	Highly sensitive, very low cost in comparison to any competitive system. Multiple measurements with one blood sample.
Blood Analyte measurement	Blood Glucose monitor Status: In Research	Non-Invasive, Accurate and safe, Glucose (and other) concentration continuous bulk measuring device	Small, Inexpensive device with rapid assay
Medical Imaging	Digital Scanning Machine Status: In Research	Non-Invasive, Safe, High Resolution alternative 2D X-Ray scanning	Portable, Inexpensive, continuous display, No Ionizing radiation
Bone Density Monitor	Osteoporosis detection and monitoring device	Non-invasive instant display of Bone mineral density of osteoporosis patients	No ionizing radiation. Inexpensive and accurate

The advantages of our technology can be summarized as follows

•	our devices represent the transfer of known technology from physics to medicine;
•	our technology can measure non-invasively or with very low analyte/sample size;
•	the magnetic fields applied to human use are benign and safe;
•	our devices can be produced and sold at a much lower cost than most competitive products;
•	our devices give 'next generation' technical superiority by:
•	operating from direct current to high alternating current frequencies;
•	measuring very low levels of displacement; and
•	working with low level magnetic fields.

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

Initial Commercialization Strategy

The Prothrombin measurement device and the Labor Onset device utilize much of the core science and technology that applies to the applications in research.

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

  Labor Onset Device

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

The second stage of clinical trials which has been completed has proven that the device can generate a 7 to 14 day initial warning of labour onset, followed by a 3 to 6 day final indication. This was achieved in normal spontaneous births. This is in line with market requirements obtained during market research clinics

Additionally the device has been trialed in veterinary applications with high value animals where it has been found to provide highly accurate two day prediction of onset of labor opening up additional potential opportunities for the product.

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

Our Suite of Labor Onset Products

A suite of products are envisioned with linked styling and progressively increasing levels of diagnostic and data storage capability to cater to both “at home” and maternity ward use.

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

The first technique, “magnetic susceptibility”, subjects the sample, in-vivo or in-vitro, to a known magnetic field. As all substances, whether para or diamagnetic, are susceptible to the field by virtue of the ions and electrons within the molecule, they are displaced by varying amounts. By introducing our developed magnetic systems and circuitry, this displacement can be measured using sensitive, but conventional, Hall Effect devices and appropriate signal analysis software (again unique to IVMD).

The second technique, “dielectric dissipation," quantifies the dielectric properties and in particular, the loss factors of the subject analyte at the resonance frequency of the molecule. By determining the energy loss, or quality factor, of the analyte its concentration in fluid can be determined. Where the resonant frequency of different analytes is very similar a known magnetic field can be introduced to displace the molecules and differentiate their resonant frequencies.

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

We do not manufacture and take to market products that we develop or design, consequently we do not have to obtain Food and Drug Administration approval for our products that are in development stage.  Our PT Prothrombin device was developed in partnership with IMI, a third party, and as part of the development agreement contract it is IMI’s responsibility to obtain FDA approval for the product subsequent to it being marketed and sold in the US.  The current pipeline of products in development are also likely to be developed to a market ready state in partnership with a third party, however the Company will be subject to FDA approval should the Board decide to market or manufacture any of its products for the US market.

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

Liquidity and Capital Resources

At July 31, 2007 we had no cash and we had net current liabilities of $6,462,298. We are in default under the terms of certain convertible loan notes under which we owed $1,425,916 (including interest and penalties) at July 31, 2007. We are also obligated, as further described in the Consolidated Financial Statements, under certain royalty participation agreements, at the option of the investors under those agreements, to make early settlement of our obligations under those agreements by issuing investors, as early as December 31, 2007, with a three year loan note in the amount of $1,350,000 (plus accruing interest). The default condition of the loan notes has effectively prevented us, during the year, from raising adequate working capital to operate the business effectively and we have been dependent upon advances from Westek Ltd, a Company that is related to Mr. Graham Cooper, our Chief Executive Officer to maintain basic operations and compliance and avoid insolvency. We have described under ‘Recent Developments’ above certain current events which indicate that, because of the failure of the loan note holders to agree on a financing solution between themselves and with the Company, the Company is unlikely to raise further working capital under its current structure; and, as further described there, discussions are taking place between the loan note holders and with the Company and others to sell the Company’s operating subsidiaries and return the Company to a shell with a simplified and reduced debt structure to enable it to realistically plan future merger transactions. In the event that these current negotiations are unsuccessful, and in the absence of any alternative solutions, the Company and its subsidiaries would be likely to face insolvency. However, the directors believe that current negotiations will end in an agreement between the loan note holders, the investors in the royalty participation agreements and the Company which will lead to the survival of the Company, potentially as a shell, as described above; or, alternatively, that some other outcome will materialize which will result in the survival of the Group.

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

On September 29, 2006, the FASB issued FASB Statement No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans — An Amendment of FASB Statements No. 87, 88, 106, and 132R. This new standard requires an employer to: (a) recognize in its statement of financial position an asset for a plan’s over funded status or a liability for a plan’s under funded status; (b) measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions); and (c) recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006, for entities with publicly traded equity securities, and at the end of the fiscal year ending after June 15, 2007, for all other entities. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. The Company does not expect that adoption of SFAS No. 158 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

Item 8A. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and chief financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based upon this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

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

Item 8B. OTHER INFORMATION

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

Item 10. Executive Compensation

During the year ended July 31, 2007 the directors and executive officers of the Company have not received any compensation. Provision has, however, been made in the Company's consolidated financial statements for compensation that may become payable to the directors and executive officers of the Company, or their service entities, under existing or prior contracts and claims. The Company’s management has agreed, in the light of the Company’s financial difficulties, to defer payment of compensation due to them until the Company is able to make such payment, if ever.

The following table sets forth compensation paid or accrued by us for our years ended July 31, 2007 and 2006 to (i) our principal  executive officer and (ii) the most highly compensated executive officer (other than our principal executive officer) at fiscal year ended July 31, 2007 as required by Regulation S-B Item 402.

Summary Compensation Table

Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Graham Cooper President, CEO and Chairman of the Board of Directors (1)	2007	$116,471	$ -	$ -	$ -	$ -	$ -	$ -	$116,471
	2006	$27,000	$ -	$ -	$ -	$ -	$ -	$ -	$27,000
Martin Thorp CFO and Director (2)	2007	$180,049	$ -	$ -	$ 509,687	$ -	$ -	$ -	$ 689,736
	2006	$175,042	$ -	$ -	$ 10,500	$ -	$ -	$ -	$ 185,542

(1) Mr. Cooper was appointed President and Chief Executive Officer in June, 2006 and was previously (and still remains) the Chairman of the Board of directors.  Mr. Cooper’s services are billed through AWY Ltd, a privately held UK based service company, under a service agreement with the Company to pay a monthly retainer for services provided.  The total amount shown for 2007 of $116,471, has been accrued in the consolidated financial statements which may become payable to AWY Ltd for services provided in the year ended July 31, 2007, although the unpaid amount is contingent upon the future success of the Company and its consequent ability to make such payments.

(2) Mr. Thorp was appointed Chief Financial Officer and Director of the Company in May, 2005. Mr. Thorp is a partner in the ARM Partnership, a UK based partnership which provides financial and accounting services to small cap and venture capital backed businesses. During the year ended July 31, 2007, $180,049 was due to the ARM Partnership for such services under a service agreement dated June 2006. Of the total figure of $180,049, the amount of $170,049 has been accrued in the consolidated financial statements which may become payable to ARM for services provided in the year ended July 31, 2007, although the unpaid amount is contingent upon the future success of the Company and its consequent ability to make such payments.

Executive officers are generally paid in pounds sterling. For the purposes of dollar presentation and comparability between years the amounts shown above are translated at the average rate in effect for the year ended July 31, 2007.

Outstanding Equity Awards at Fiscal Year-End

Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Graham Cooper President, CEO and Chairman of the Board of Directors	Nil	Nil	Nil	N/A	N/A	Nil	N/A	Nil	N/A

Martin Thorp CFO and Director	2,200,000	5,850,000	Nil	See footnote 1)	See footnote 1)	Nil	N/A	Nil	N/A

1) The table below details the options outstanding included in the table above:

Name	# Options granted	Grant date	Exercise Price	Vesting date	Expiration date
Martin Thorp	2,000,000	10/10/2006	$0.065	10/10/2006	10/10/2016
	2,000,000	10/10/2006	$0.065	09/30/2007	10/10/2016
	2,000,000	10/10/2006	$0.065	09/30/2008	10/10/2016
	1,850,000	10/10/2006	$0.065	09/30/2009	10/10/2016
	150,000	01/03/2006	$0.10	01/01/2007	01/01/2012
	50,000	06/01/2005	$0.55	06/01/2006	06/01/2015

The fair value for the options granted in fiscal year ended July 31, 2007 is estimated at the date of grant using the Black-Scholes option-pricing model with the assumptions set out below:

Risk Free Interest Rate	4.7%
Dividend Yield	0%
Volatility Factor	314%
Weighted Average Expected Life (yrs)	5
No of options expected to vest on vesting date	7,850,000
Value of on option (Black Scholes)	$0.065
Value of option grant (aggregate)	$509,687

The Company determined the expected term was based on the legal life of the option; volatility was calculated using our historical stock price and the risk free rate was taken from the 20-year Treasury Constant Maturity Series based on the nominal 3-year rate.

Director Compensation
Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)
John Fuller Non-executive Director	$50,000	$ -	$129,856	$ -	$ -	$ -	$179,856

Mr. John Fuller resigned from full time employment as Chief Executive Officer with the Company during the year ended July 31, 2006.  He remains as a Director to the Company in a non-executive capacity.  In the year ended July 31, 2007, Mr Fuller earned fees totaling $50,000.  As discussed previously, the Company’s management has agreed, in the light of the Company’s financial difficulties, to defer payment of compensation due to directors and executive officers until the Company is able to make such payment, if ever.  The fees earned by Mr Fuller in his capacity as a non-executive director of $50,000 have been accrued in the Company’s financial statements.  During fiscal July 31, 2007, Mr Fuller was awarded 2,000,000 options.

At July 31, 2007, Mr Fuller held 6,939,437 exercisable options (none of which have been exercised) and 3,109,834 unexercisable options.  The exercisable options include options to acquire 6,439,437 shares held by the Hall Effect Medical Products Employee Benefit Trust.

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
Unit 2, Taurus Park
Europa Boulevard
Warrington WA5 7YT
England

Rodney Philip Jackson	6,392,695	Preferred Stock	6.7%
The Green House
Beechwood Business Park North
Inverness, Scotland IV2 3BL

HEMP Trustees Limited (3)	12,799,055	Common Stock	13.5%
10 Foster Lane
London, England
EC2V 6HR

Rubin Family Irrevocable Stock	4,674,541	Common Stock	4.9%
Trust (4)
25 Highland Boulevard
Dix Hills, New York 11730

John Fuller (5)	7,537,487	Common Stock	7.9%
Easter Shian, Glen Quaich
Amulree, Perthshire
PH8 0DB
Scotland

Brian Cameron (6)	6,513,335	Common Stock	6.9%
Campbell Cairns, Craigellachie
Aberlour, Banffshire
Scotland

Graham Cooper (2)	0	Common Stock	*
Rock Cottage
Finsthwaite
Cumbria
United Kingdom
LA12 8BH

Martin E. Thorp (7)	4,200,000	Common Stock	4.2%
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

(2) Consists of shares of 4% voting preferred stock, convertible on or after October 31, 2005 into 19,328,381 shares of common stock. Abacus Trust Company Limited is acting as trustee for the Westek Limited Employee Trust. Graham Cooper, our President and Chief Executive Officer is a beneficiary of the Westek Limited Employee Trust. Graham Cooper has voting and investment power of the shares held by Abacus Trust Company Limited.

(3) John Fuller and Brian Cameron share voting and investment power of the shares held by Hemp Trustees Limited.
(4) Excludes an aggregate of 2,785,310 shares of common stock owned by Andrew Rubin, Lynda Rubin and Lisa Diaz, the children of Robert M. Rubin and by the grandchild of Robert M. Rubin, the settlor of the Rubin Family Irrevocable Stock Trust. Mr. Rubin disclaims beneficial interest in the shares owned by the Rubin Family Irrevocable Stock Trust or by his children and grandchild.

(5) Consists of (i) 6,439,437 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Fuller holds options to purchase (ii) 98,050 shares issued to Mr. Fuller in consideration of his cancellation of certain obligations owed to him by HET and Jopejo. Mr. Fullers other share options which were granted on or before October 31, 2007 and have not lapsed, but which have not yet vested (options over an aggregate of 3,219,667) have been excluded from this table

(6) Consists of (i) 6,439,436 shares held by the Hall Effect Medical Products Employee Benefit Trust as to which Mr. Cameron holds options to purchase, and (ii) 73,899 shares issued to Mr. Cameron in consideration of his cancellation of certain obligations owed to him by HET and Jopejo.

(7) This does not include options to acquire 3,850,000 shares granted before October 31, 2007 but which have not yet vested yet.

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

During the year ended July 31, 2007 Westek advanced $370,853 to the Company and its subsidiaries.  These advances are interest free and are payable on demand. The advances are intended to enable the Company to maintain a basic level of operation ahead of securing new commercial contracts. These short term advances are described more fully in Note 9 to the financial statements.

Graham Cooper, the Company's Chairman, President and Chief Executive Officer, is the principal stockholder of Westek Limited.

Mr. Cooper’s fees for providing executive services are billed through AWY Ltd, a privately held UK based service company, under a service agreement with the Company to pay a monthly retainer for services provided.  As at July 31, 2007 Mr. Cooper provided services totaling $116,471, which has been accrued in the consolidated financial statements and which may become payable to AWY Ltd although the unpaid amount is contingent upon the future success of the Company and its consequent ability to make such payments.

Martin Thorp, the Company’s Chief Financial Officer, is a partner in The ARM Partnership, a UK partnership which provides financial and accounting services to small cap and venture capital backed businesses. During the years ended July 31, 2007, $10,000 was paid by the Company to the ARM Partnership for such services.  A further amount of $170,049 has been accrued in the consolidated financial statements which may become payable to ARM for services provided in the year ended July 31, 2007, making a total $180,049 although the unpaid amount is contingent upon the future success of the Company and its consequent ability to make such payments.

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

IN VERITAS MEDICAL DIAGNOSTICS INC.

Dated: February 15, 2008	By:	/s/ Graham Cooper
Graham Cooper
President and Chief Executive Officer
(Principal Executive Officer)

Company Name

Dated: February 15, 2008	By:	/s/ Martin Thorp
Martin Thorp
Chief Financial Officer (Principal Financial and Accounting Officer)

PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS IN THE CAPACITIES AND ON THE DATES INDICATED:

NAME	TITLE	DATE

/s/ Graham Cooper	President, Chief Executive Officer and Chairman	February 15, 2008
Graham Cooper	(Principal Executive Officer)

/s/ Martin Thorp	Chief Financial Officer and Director	February 15, 2008
Martin Thorp	(Principal Financial and Accounting Officer)

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Index to Financial Statements

Page
Report of Independent Registered Public Accounting Firm.	F-2

Consolidated Balance Sheet at July 31, 2007.	F-3

Consolidated Statements of Operations for the years
ended July 31, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through July 31, 2007	F-4

Consolidated Statements of Accumulated Other Comprehensive Loss for the years ended July 31, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through July 31, 2007....	F-5

Statement of Changes in Shareholders' Deficit for the period from
March 26, 1997 (Inception) through July 31, 2007	F-6

Consolidated Statements of Cash Flows for the years
ended July 31, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through July 31, 2007	F-9

Notes to Consolidated Financial Statements	F-11

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

IN VERITAS MEDICAL DIAGNOSTICS, INC.
(A Development Stage Company)
Consolidated  Statements of Cash Flows
Years ended July 31, 2007 and 2006

			March 26, 1997
			(Inception)
	Years ended		Through
	July 31,		July 31,
	2007	2006	2007

Cash flows from operating activities:
Net loss	$(3,670,764)	$(1,848,797)	$(12,426,135)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	8,319	16,436	159,853
Retirement of patents (written off)	72,571	—	—
Intercompany interest income	—	98,000	242,382
Interest imputed (non cash)	195,190	29,000	224,190
Prepaid element of expenses and beneficial	—	—	—
discounts on loan note conversions	169,031	—	169,031
Stock issued for compensation and services	960,317	656,202	2,195,995
Stock issued for interest	—	—	86,160
Gain (loss) on debt forgiveness	—	—	(662,610)
Changes in operating assets and liabilities:
Receivables	198,511	(166,999)	(21,927)
Prepaid expenses and other current assets	28,567	29,275	11,099
Deferred debt issue costs	—	—	—
Accounts payable	206,730	250,137	1,169,523
Accrued expenses	1,086,850	140,514	1,778,046
Accounts payable (related party)	16,963	178,192	138,697
Other	—	(24,516)	45,304
Net cash used in
operating activities	(727,715)	(642,556)	(6,890,392)

Cash flows from investing activities:
Acquisition of patents	(69,039)	(38,339)	(168,117)
Acquisition of equipment	—	—	(151,209)
Net cash used in			—
investing activities	(69,039)	(38,339)	(319,326)
			—
Cash flows from financing activities:			—
Advances from affiliates	—	—	4,378,963
Proceeds from debenture issue	335,000	—	335,000
Repayment of advances from affiliates	—	—	(728,426)
Advances from related parties	353,460	—	436,510
Proceeds from issuance of preferred stock	—	—	813,930
Discount on notes payable	—	—	144,382
Proceeds from Royalty Participation Agreement	—	450,000	450,000
Proceeds from issue of Loan Notes	—	300,000	1,262,495
Repayment of notes payable	—	(10,000)	(10,000)
Short term advances	80,000	—	80,000
Net cash provided by
financing activities	768,460	740,000	7,162,854
			—
Effect on cash from foreign currency translation	(34,135)	121	(26,894)
			—
Net change in cash and			—
cash equivalents	(62,428)	59,226	(73,758)

Cash and cash equivalents:
Beginning of period	61,241	2,015	—
			—
End of period	$(1,187)	$61,241	$(73,758)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Conversion of note payable to common stock	$50,000	$250,000	$700,000
Conversion of interest to common stock	—	86,160
Conversion of preferred stock into debentures	—	—	86,160
	$50,000	$336,160	$786,160

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

In common with most Development-stage entities we have incurred losses (largely represented by research and development expenditures and supporting general and administrative costs) since inception and we have a net capital deficit at July 31, 2007 ($7,007,981). We also had substantial net current liabilities at July 31, 2007 ($4,662,298 ). In addition , as explained in Note 11 we are in default under the terms of Loan Notes with total amounts outstanding at July 31, 2007 of $858,800.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

The Officers of the Company received compensation for their services as follows:

Officers name	Title	Compensation Year ended July 31, 2007	Compensation Year ended July 31, 2006
Graham Cooper	President and Chief Executive Officer from June, 2006 and Chairman	$116,471	$27,000

Martin Thorp	Chief Financial Officer	$180,049	$175,042

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

During fiscal year end July 31, 2007, the Company retired all costs related to a patent that expired in the period, totaling $72,571.  No amortization was ever recorded as the patent was never placed into service.
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

4% Convertible Preferred Stock

As of April 30, 2007, the Company had 34,343,662 shares of Series A 4% voting callable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock. Holders of Series A Preferred Stock have priority over all of the shares of the Company on liquidation or sale at the rate of $0.233 per share. Holders of Series A Preferred Stock are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.  The preferred stock is redeemable at the option of the Company.  There is no mandatory redemption feature.  The dividends are cumulative.

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

The total compensation cost as of July 31, 2007 related to non-vested awards not yet recognized amounted to $630,916.

The Black-Scholes options valuation model was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.   The Company determined the expected term was based on the legal life of the option; volatility was calculated using our historical stock price and the risk free rate was taken from the 20-year Treasury Constant Maturity Series based on the nominal 3-year rate.

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

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.18%
Dividend yield	0.00%
Volatility factor	88.40%
Weighted average expected life	3 years

Summary of options and warrants outstanding

The following schedule summarizes the changes in the Company's outstanding stock awards since July 31, 2006

			Weighted	Weighted
	Options Outstanding		Average	Average	Aggregate
	Number of	Exercise Price	Exercise Price	Remaining	Intrinsic
	Shares	Per Share	Per Share	Contractual Life	Value
Balance at July 31, 2006	4,996,436	$0.001-$1.50	$0.750

Awards Granted to Staff	16,015,000	$0.065	$0.065
Awards cancelled/expired	1,609,833	$1.000	$1.000
Warrants exercised	(350,000)	$0.001	$0.001

Balance at July 31, 2007	19,401,603	$0.055-$1.50	$0.1636	8.06 years	$1,296,238

Awards exercisable at
July 31, 2007	4,586,769	$0.550-1.50	$0.1586	6.91 years	$460,949

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

2. A Securities Purchase Agreement (the "Purchase Agreement") with Montgomery Equity Partners Ltd. ("Montgomery"), an affiliated fund of Cornell, providing for the sale by the Company to Montgomery of its 18% secured convertible debentures in the aggregate principal amount of $750,000 (the "Debentures") of which $300,000 was funded on September 7, 2005; $200,000was to have been funded two business days prior to the Company's completion of its audited financial statements for the fiscal year ended July 31, 2005, and; $250,000 was to have been funded within five business days of the date the Registration Statement is declared effective by the SEC. Under the Purchase Agreement, the Company also issued to Montgomery three-year warrants (the "Warrants") to purchase 350,000 shares of Common Stock at $0.001 per share, which have subsequently been exercised. The Debentures matured on September 7, 2006 and bear interest at the annual rate of 18%. Holders have the right to convert, at any time, the principal amount outstanding under the Debentures into shares of Common Stock, at a conversion price per share equal to $0.144, subject to adjustment. Upon three-business day advance written notice, the Company may redeem the Debentures, in whole or in part. In the event that the closing bid price of the Common Stock on the date that the Company provides advance written notice of redemption or on the date redemption is made exceeds the conversion price then in effect. Redemption of Debentures is to be calculated at 112% of the Debentures' face value. In the event of default the debenture holder is entitled to liquidated damages calculated at the rate of 24% per annum on any unpaid balance.

3. A Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors in a April 2005, Financing, pursuant to which these investors agreed to exchange the securities that they purchased in the earlier financing for an aggregate of $556,500 principal amount of Debentures, such debentures have substantially the same terms as those issued to Montgomery and described in the preceding paragraph 2 above .

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

Subsequent to the restructuring of the Loan Notes with Longview and Cornell / Montgomery, both described above, the Company has been unable to comply with the payment installments due under the terms of the restructured loan notes and is therefore in default under these new Loan Notes.   These Loan Notes provide the note holder with the right to liquidated damages at the rate of 24% per annum during the period of default on unpaid balances.

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

Note 11: Recent developments

In common with most Development-stage entities we have incurred losses since inception. At July 31, 2007 we had a net capital deficit of $7,007,981 and net current liabilities of $ 6,451,147 . We are in default under the terms of certain convertible loan notes under which we owed $ 1,425,916 (including interest and penalties) at July 31, 2007. These circumstances have effectively prevented us, during the year, from raising adequate working capital to operate the business effectively and we have been dependent upon advances from Westek Ltd, a Company that is related to Mr. Graham Cooper, our Chief Executive Officer to maintain basic operations and compliance and avoid insolvency. Westek provided this support whilst the Company and its loan note holders sought to reach agreement to restructure the Company’s borrowings to enable it to raise adequate new capital. Such negotiations occurred throughout the year and subsequently and were exhaustive, however they failed to produce a satisfactory solution and, as a result, Westek has recently indicated to the Company and the other loan note holders that it can not continue to advance funds, and it proposed that the loan note holders work together and with the Company and others to find an alternative solution to avoid insolvency. Negotiations are now at an advanced stage between all of the loan note holders, the Company and a new company, Medical Diagnostic Innovations Limited (“MDI”) (a company incorporated under the laws of England and Wales, which has been formed by the management and employees of the subsidiaries, including Mr. Graham Cooper and Mr. Martin Thorp) to work together with the objective of entering into a transaction which, if consummated, would involve the sale of the share capital of the subsidiaries to MDI and the simplification and reduction of the indebtedness of the Company so as to enable the Company to return to a “shell” and pursue future merger transactions. There can be no certainty that this potential a transaction will take place, or what the precise terms will be, and, in the event that these or similar negotiations fail, the Company and its subsidiaries face the prospect of insolvency and complete loss of shareholder value.