Form 10QSB/A
period 2007-10-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2008-02-15
CIK 1142733

    UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB/A

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

EXPLANATORY NOTE:

This quarterly report on Form 10-QSB/A ("Form 10-QSB/A") is being filed to amend our quarterly report on Form 10-QSB for the fiscal quarter ended October 31, 2007 (the "Original Form 10-QSB"), which was originally filed with the Securities and Exchange Commission ("SEC") on December 14, 2007. Accordingly, pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Form 10-QSB/A contains current dated certifications from the Principal Executive Officer and the Principal Financial Officer.

The Form 10-QSB/A is being amended to clarify the basis for the reduction in general and administrative expenses during the period and to provide further clarity regarding the issuance of stock to marketing contractors and the period to which this issuance occurred.

We have not updated the information contained herein for events occurring subsequent to December 14, 2007, the filing date of the Original Form 10-QSB.

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Unaudited Consolidated Balance Sheet at October 31, 2007	3

Unaudited Consolidated Statements of Operations for the three months ended
October 31, 2007 and 2006 and for the period from March 26, 1997 (Inception)
through October 31, 2007	4

Unaudited Consolidated Statements of Accumulated Other Comprehensive Loss
for the three months ended October 31, 2007 and 2006 and for the period
from March 26, 1997 (Inception) through July 31, 2007	5

Unaudited Consolidated Statement of Changes in Shareholders' Deficit for the period from
March 26, 1997 (Inception) through October 31, 2007	6

Unaudited Consolidated Statements of Cash Flows for the three months ended
October 31, 2007 and 2006 and for the period from March 26, 1997 (inception)
through October 31, 2007	9

Notes to the Consolidated Financial Statements	11

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Balance Sheet
October  31, 2007
(unaudited )

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

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Operation
(unaudited )

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

In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)
Consolidated Statements of Changes in Shareholders' Deficit
(unaudited)

	Preferred Stock Outstanding									Accumulated	Accumulated
	Series A		Series B		Common Stock			Additional	Stock issued	Deficit During	Other
		Par		Par	Shares		Par	paid-in		Development	Comprehensive
	Shares	Value	Shares	Value	Issued	Outstanding	Value	capital	as security	Stage	Loss	Total

Balance, March 26, 1997	—	$—	—	$—	—	—	$—	$—	$—	$—	$—	$-
October 2000, sale of stock, ($0.0035/share)	4,366,377	4,366	—	—	—	—	—	10,874	—	—	—	15,240
December 2001, sale of stock, ($0.0035/share)	6,545,703	6,546	—	—	—	—	—	16,301	—	—	—	22,847
October 2001, sale of stock, ($0.0202/share)	23,431,582	23,432	—	—	—	—	—	448,906	—	—	—	472,338
					—
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	21,203	21,203
Net loss	—	—	—	—	—	—	—	—	—	(1,350,829)	—	(1,350,829)
Balance, July 31, 2001	34,343,662	34,344	—	—	—	—	—	476,081	—	(1,350,829)	21,203	(819,201)

Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	(140,377)	(140,377)
Net loss	—	—	—	—	—	—	—	—	—	(1,007,362)	—	(1,007,362)
Balance, July 31, 2002	34,343,662	34,344	—	—	—	—	—	476,081	—	(2,358,191)	(119,174)	(1,966,940)
					—
Foreign currency					—
translation adjustment	—	—	—	—	—	—	—	—	—	—	(185,391)	(185,391)
Net loss	—	—	—	—	—	—	—	—	—	(1,080,619)	—	(1,080,619)
Balance, July 31, 2003	34,343,662	34,344	—	—	—	—	—	476,081	—	(3,438,810)	(304,565)	(3,232,950)
					—
Merger with HEMP (Note 8)	—	—	—	—	38,397,164	38,397,164	38,397	(29,397)	—	—	—	9,000
July 2004, merger with SIPC	—	—	—	—	10,550,000	10,550,000	10,550	(10,688)	—	—	—	(138)
July 2004, issuance of common
stock for bridge loans, ($0.2750/share)	—	—	—	—	1,636,233	1,636,233	1,636	448,364	—	—	—	450,000
July 2004, issuance of common
stock for services, ($0.4093/share)	—	—	—	—	239,289	239,289	239	97,702	—	—	—	97,941
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	(339,570)	(339,570)
Reclassification of debt forgiveness
by Westek (Notes 2 and 9)	—	—	—	—	—	—	—	2,030,298	—	—	—	2,030,298
Net loss	—	—	—	—	—	—	—	—	—	(1,016,972)	—	(1,016,972)
Balance, July 31, 2004	34,343,662	34,344	—	—	50,822,686	50,822,686	50,822	3,012,360	—	(4,455,782)	(644,135)	(2,002,391)

August 2004, additional paid in capital from bridge
loans exchanged for shares	—	—	—	—	—	—	—	17,495	—	—	—	17,495
					—	—	—	(6,000)	—	—	—	(6,000)
Conversion of Preferred Stock into Debenture	—	—	—	—	694,550	694,550	695	427,695	—	—	—	428,390
December 2004, issuance of stock for interest on	—	—	—	—	60,096	60,096	60	76,100	—	—	—	76,160
bridge loan
March 2005, issuance of stock for services	—	—	—	—	100,000	100,000	100	62,880	—	—	—	62,980
April 2005, issuance of stock warrants for
services	—	—	—	—	—	—	—	17,295	—	—	—	17,295
April 2005, sale of preferred Series B stock
net of $97,995 offering costs ($.001 par),	—	—	—	—	—	—	—	—	—	—	—	-
($0.65/share)	—	—	617,692	618	—	—	—	302,887	—	—	—	303,505
April 2005, issuance of stock for
debt forgiveness	—	—	246,152	246	—	—	—	159,754	—	—	—	160,000
June 2005, issuance of stock options for
services	—	—	—	—	—	—	—	35,403	—	—	—	35,403
Reversal of conversion of					—
convertible preferred shares	(1,301,178)	(1,301)	—	—	1,301,178	1,301,178	1,301	—	—	—	—	-
July 2005, issuance of stock for services	—	—	—	—	120,000	120,000	120	35,288	—	—	—	35,408
July 2005, issuance of stock for conversion
of debt	—	—	—	—	1,162,791	1,162,791	1,163	278,047	—	—	—	279,210
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	274,643	274,643
Net loss	—	—	—	—	—	—	—	—	—	(2,450,792)	—	(2,450,792)
Balance July 31, 2005	33,042,484	33,043	863,844	864	54,261,301	54,261,301	54,261	4,419,204	—	(6,906,574)	(369,492)	(2,768,694)

Conversion of common stock into debentures	—	—	(863,844)	(864)	—	—	—	(555,636)	—	—	—	(556,500)
(Note 10)
Conversion of preferred stock into common stock	1,301,178	1,301	—	—	(1,301,178)	(1,301,178)	(1,301)	—	—	—	—	-
Shares issued as security for convertible debtures	—	—	—	—	25,685,000	—	25,685	3,313,365	(3,339,050)	—	—	-
(Notes 5 and 10)
Stock Issued for services (August 2005)	—	—	—	—	28,000	28,000	28	3,612	—	—	—	3,640
Stock Issued for services (August 2005)	—	—	—	—	472,000	472,000	472	60,888	—	—	—	61,360
Stock Issued for services (September 2005)	—	—	—	—	805,000	805,000	805	132,020	—	—	—	132,825
Stock Issued for services (September, 2005)	—	—	—	—	750,000	750,000	750	254,250	—	—	—	255,000
Stock Issued for services (May 2006)	—	—	—	—	875,000	875,000	875	86,625	—	—	—	87,500
Stock Issued for services (June 2006)	—	—	—	—	83,334	83,334	83	8,251	—	—	—	8,334
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(79,486)	(79,486)
January, 2006, Issuance of stock options for
services	—	—	—	—	—	—	—	62,379	—	—	—	62,379
September 2006 issuance of stock warrants
in connection with financing	—	—	—	—	—	—	—	45,164	—	—	—	45,164
Net loss	—	—	—	—	—	—	—	—	—	(1,848,797)	—	(1,848,797)
Balance July 31, 2006	34,343,662	34,344	—	—	81,658,457	55,973,457	81,658	7,830,122	(3,339,050)	(8,755,370)	(448,977)	(4,597,275)

Discount on issue of loan note (Note 10)	—	—	—	—	—	—	—	62,640	—	—	—	62,640
Issuance of stock for services (October, 2006)	—	—	—	—	1,000,000	1,000,000	1,000	67,000	—	—	—	68,000
Issuance of stock for services (October, 2006)	—	—	—	—	1,250,000	1,250,000	1,250	148,749	—	—	—	149,999
October, 2006 issuance of stock options for services	—	—	—	—	—	—	—	223,844	—	—	—	223,844
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(34,135)	(34,135)
Net Loss	—	—	—	—	—	—	—	—	—	(3,670,764)	—	(3,670,764)
Partial conversion of Convertible Loan Note into Common Stock (Dec. 2006) (Note 6)	—	—	—	—	1,000,000	1,000,000	1,000	49,000	—	—	—	50,000
Stock Option Expense	—	—	—	—	—	—	—	466,624	—	—	—	466,624
Beneficial conversion discount underlying Convertible Loan Notes (Notes 2 & 9)	—	—	—	—	—	—	—	283,874	—	—	—	283,874
Stock issued for services (December 2006)	—	—	—	—	850,000	850,000	850	51,000	—	—	—	51,850
Cashless conversion - Montgomery	—	—	—	—	345,000	345,000	345	(345)	—	—	—	-
Imputed discount cancelled due to loan default	—	—	—	—	—	—	—	(62,640)	—	—	—	(62,640)
Balance July 31, 2007	34,343,662	34,344	—	—	86,103,457	60,418,457	86,103	9,119,868	(3,339,050)	(12,426,134)	(483,112)	(7,007,981)

Net Loss for the period	—	—	—	—	—	—	—	—	—	(656,025)	—	(656,025)
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(69,613)	(69,613)
Stock Option Expense	—	—	—	—	—	—	—	135,315	—	—	—	135,315
Balance October 31, 2007 (unaudited)	34,343,662	$34,344	—	$—	86,103,457	60,418,457	$86,103	$9,255,183	$(3,339,050)	$(13,082,158)	$(552,725)	$(7,598,303)

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

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.18%
Dividend yield	0.00%
Volatility factor	88.40%
Weighted average expected life	3 years

Summary of options and warrants outstanding

The following schedule summarizes the changes in the Company's outstanding stock awards since July 31, 2007.

				Weighted	Weighted
	Options Outstanding			Average	Average	Aggregate
	Number of	Exercise Price		Exercise Price	Remaining	Intrinsic
	Shares	Per Share		Per Share	Contractual Life	Value
Balance at July 31, 2007	19,401,603	$	$0.055-1.50	$0.1636	8.06 years	1,296,238

Awards Granted to Staff	0		$0	$0
Awards cancelled/expired	0		$0	$0
Warrants exercised	0		$0	$0

Balance at October 31, 2007	19,401,603	$	$0.055-1.50	$0.1636	8.06 years	$1,296,238

Awards exercisable at
October 31, 2007	4,586,769		$0.550-1.50	$0.1586	6.66 years	$460,949

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

During the three month period ended October 31, 2007 Westek advanced $149,776 to the Company and its subsidiaries, giving a total short term indebtedness to Westek of $528,888 at October 31, 2007. The intention of Westek in making such advances was to maintain a basic level of operations in our main trading subsidiary (IVMD UK Ltd) and to maintain compliance at IVMD Inc. Westek has continued to make limited funding available to the Group subsequent to July 31, 2007 ..  These advances are interest free and are payable on demand.

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

General & Administrative Expenses

General and administrative expenses for the three months ended October 31, 2007 were $160,223 as compared to $392,734 for the three months ended October 31, 2006. This change reflects efforts to reduce general and administrative expenses in the light of cash constraints.

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

In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This new standard provides guidance for using fair value to measure assets and liabilities. Statement 157 applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. Under Statement 157, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. In this standard, the FASB clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The provisions of Statement 157 are effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that adoption of SFAS No. 157 will have a material effect on its financial position, results of operations, or liquidity and does not currently believe it will have a material impact on our financial statements.

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

IN VERITAS MEDICAL DIAGNOSTICS, INC.

Date: February 15, 2008	By:	/s/ Graham Cooper
Graham Cooper Chief Executive Office

By:	/s/ Martin E. Thorp
Martin E. Thorp Chief Financial Officer