Form 10QSB
period 2008-01-31
IN VERITAS MEDICAL DIAGNOSTICS, INC.
filed 2008-03-14
CIK 1142733

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2008

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

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Page

Unaudited Consolidated Balance Sheet at January 31, 2008	F-2

Unaudited Consolidated Statements of Operations for the three and six months ended
January 31, 2008 and 2007 and for the period from March 26, 1997 (Inception)
through January 31, 2008	F-3

Unaudited Consolidated Statements of Accumulated Other Comprehensive Loss
for the six months ended January 31, 2008 and 2007 and for the period
from March 26, 1997 (Inception) through January 31, 2008	F-4

Unaudited Statement of Changes in Shareholders' Deficit for the period from
March 26, 1997 (Inception) through January 31, 2008	F-5

Consolidated Statements of Cash Flows for the six months ended
January 31, 2008 and 2007 and for the period from March 26, 1997 (inception)
through January 31, 2008	F-7

Notes to the Consolidated Financial Statements	F-8

 In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)

Unaudited Consolidated Balance Sheet

January 31,
2008
Assets
Current assets:
Prepaid expenses and other	$19,848
Total current assets	19,848
Property and equipment, net (note 3)	4,077
Intangible assets:
Patent costs (note 4)	146,005
$169,930

Liabilities and Shareholders’ Deficit

Current liabilities:
Accounts payable	$891,394
Overdraft	1,213
Accrued interest payable	1,011,537
Accrued liabilities	1,069,854
Indebtedness to related parties (note 2)	524,508
Current portion of Long Term Notes Payable	1,304,900
Notes payable, related party (note 9)	1,800,000
Short term advance from Related Party (note 9)	645,488
Short term advance	140,810
Total current liabilities	7,389,704

Long-term debt:
Royalty Participation Agreement advances (note 9)	778,773
Total liabilities	8,168,477

Shareholders’ deficit:
Preferred stock, $.001 par value, 50,000,000 shares authorized (aggregate liquidation preference of $8 million)
Series A Preferred stock, 34,343,662 shares issued and outstanding (note 5)	34,344
Common stock, $.001 par value, 500,000,000 shares authorized,
86,103,457 shares issued, 25,685,000 held in escrow, and
60,418,457 shares outstanding	86,103
Stock issued as security for convertible debentues (note 9)	(3,339,050)
Additional paid-in capital	9,390,498
Accumulated other comprehensive loss- foreign currency adjustment	(463,575)
Deficit accumulated during the development stage	(13,706,866)
Total shareholders' deficit	(7,998,546)
$169,930

 In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)

Unaudited Consolidated Statements of Operations

					March 26, 1997
					(Inception)
	Three months ended January 31,		Six months ended January 31,		Through January 31,
	2008	2007	2008	2007	2008

Net sales and gross revenues:
Net sales	$—	$—	—	$—	$3,571,807
Cost of sales	—	—	—	—	242,097
Gross profit	—	—	—	—	3,329,710

Operating expenses:
Research and development	156,237	147,348	359,663	330,606	6,060,711
Legal & Professional	57,758	180,365	61,720	207,544	1,456,363
Selling and marketing	—	80,808	—	142,461	622,750
General and administrative	135,915	287,414	296,138	680,148	6,586,630
Total operating expenses	349,910	695,935	717,521	1,360,759	14,726,454

Loss from operations	(349,910)	(695,935)	(717,521)	(1,360,759)	(11,396,744)

Nonoperating income (expense):
UK government grant (Note 1)	—	—	—	—	291,400
Interest expense	(274,798)	(257,109)	(563,212)	(458,681)	(2,175,075)
Loan Finance issue costs	—	—	—	—	(708,279)
Costs of aborted financing	—	—	—	—	(113,400)
Compensation payment to former director	—	—	—	—	(135,000)
Gain (loss) on foreign exchange	—	—	—	—	(132,378)
Gain (loss) from extinguishments of debt	—	—	—	—	662,610

Loss before income taxes	(624,708)	(953,044)	(1,280,733)	(1,819,440)	(13,706,866)

Income tax provision	—	—	—	—	—

Net loss	$(624,708)	$(953,044)	(1,280,733)	$(1,819,440)	$(13,706,866)

Loss applicable to common stock	$(624,708)	$(953,044)	(1,280,733)	$(1,819,440)

Basic and diluted loss per share	$(0.010)	$(0.02)	(0.021)	$(0.03)

Weighted average number of common shares
outstanding	60,418,457	58,678,457	60,342,430	57,553,457

 In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)

Unaudited Consolidated Statements of Accumulated Other Comprehensive Loss

			March 26, 1997
			(Inception)
	Six month period ended		Through
	January 31,		January 31,
	2008	2007	2008

Net loss	$(1,280,733)	$(1,819,440)	$(13,706,866)

Other comprehensive loss, net of tax:
Cumulative translation adjustment	19,537	16,873	(463,575)
Comprehensive loss	$(1,261,196)	$(1,802,567)	$(14,170,441)

 In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)

Unaudited Statement of Changes in Shareholders' Deficit

	Preferred Stock Outstanding
	Series A		Series B							Accumulated
						Common Stock		Additional	Stock	Deficit During	Accumulated Other
	Shares	Par Value	Shares	Par Value	Issued	Shares Outstanding	Par Value	paid-in capital	issued as security	Development Stage	Comprehensive Loss	Total

Balance, March 26, 1997	—	$—	—	$—	—	—	$—	$—	$—	$—	$—	$-
October 2000, sale of stock, ($0.0035/share)	4,366,377	4,366	—	—	—	—	—	10,874	—	—	—	15,240
December 2001, sale of stock, ($0.0035/share)	6,545,703	6,546	—	—	—	—	—	16,301	—	—	—	22,847
October 2001, sale of stock, ($0.0202/share)	23,431,582	23,432	—	—	—	—	—	448,906	—	—	—	472,338
					—
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	21,203	21,203
Net loss	—	—	—	—	—	—	—	—	—	(1,350,829)	—	(1,350,829)
Balance, July 31, 2001	34,343,662	34,344	—	—	—	—	—	476,081	—	(1,350,829)	21,203	(819,201)

Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	(140,377)	(140,377)
Net loss	—	—	—	—	—	—	—	—	—	(1,007,362)	—	(1,007,362)
Balance, July 31, 2002	34,343,662	34,344	—	—	—	—	—	476,081	—	(2,358,191)	(119,174)	(1,966,940)
					—
Foreign currency					—
translation adjustment	—	—	—	—	—	—	—	—	—	—	(185,391)	(185,391)
Net loss	—	—	—	—	—	—	—	—	—	(1,080,619)	—	(1,080,619)
Balance, July 31, 2003	34,343,662	34,344	—	—	—	—	—	476,081	—	(3,438,810)	(304,565)	(3,232,950)
					—
Merger with HEMP (Note 8)	—	—	—	—	38,397,164	38,397,164	38,397	(29,397)	—	—	—	9,000
July 2004, merger with SIPC	—	—	—	—	10,550,000	10,550,000	10,550	(10,688)	—	—	—	(138)
July 2004, issuance of common
stock for bridge loans, ($0.2750/share)	—	—	—	—	1,636,233	1,636,233	1,636	448,364	—	—	—	450,000
July 2004, issuance of common
stock for services, ($0.4093/share)	—	—	—	—	239,289	239,289	239	97,702	—	—	—	97,941
Foreign currency
translation adjustment	—	—	—	—	—	—	—	—	—	—	(339,570)	(339,570)
Reclassification of debt forgiveness
by Westek (Notes 2 and 9)	—	—	—	—	—	—	—	2,030,298	—	—	—	2,030,298
Net loss	—	—	—	—	—	—	—	—	—	(1,016,972)	—	(1,016,972)
Balance, July 31, 2004	34,343,662	34,344	—	—	50,822,686	50,822,686	50,822	3,012,360	—	(4,455,782)	(644,135)	(2,002,391)

August 2004, additional paid in capital from bridge
loans exchanged for shares	—	—	—	—	—	—	—	17,495	—	—	—	17,495

					—	—	—	(6,000)	—	—	—	(6,000)
Conversion of Preferred Stock into Debenture	—	—	—	—	694,550	694,550	695	427,695	—	—	—	428,390
December 2004, issuance of stock for interest on	—	—	—	—	60,096	60,096	60	76,100	—	—	—	76,160
bridge loan
March 2005, issuance of stock for services	—	—	—	—	100,000	100,000	100	62,880	—	—	—	62,980
April 2005, issuance of stock warrants for
services	—	—	—	—	—	—	—	17,295	—	—	—	17,295
April 2005, sale of preferred Series B stock
net of $97,995 offering costs ($.001 par),	—	—	—	—	—	—	—	—	—	—	—	-
($0.65/share)	—	—	617,692	618	—	—	—	302,887	—	—	—	303,505
April 2005, issuance of stock for
debt forgiveness	—	—	246,152	246	—	—	—	159,754	—	—	—	160,000
June 2005, issuance of stock options for
services	—	—	—	—	—	—	—	35,403	—	—	—	35,403
Reversal of conversion of					—
convertible preferred shares	(1,301,178)	(1,301)	—	—	1,301,178	1,301,178	1,301	—	—	—	—	-
July 2005, issuance of stock for services	—	—	—	—	120,000	120,000	120	35,288	—	—	—	35,408
July 2005, issuance of stock for conversion
of debt	—	—	—	—	1,162,791	1,162,791	1,163	278,047	—	—	—	279,210
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	274,643	274,643
Net loss	—	—	—	—	—	—	—	—	—	(2,450,792)	—	(2,450,792)
Balance July 31, 2005	33,042,484	33,043	863,844	864	54,261,301	54,261,301	54,261	4,419,204	—	(6,906,574)	(369,492)	(2,768,694)

Conversion of common stock into debentures	—	—	(863,844)	(864)	—	—	—	(555,636)	—	—	—	(556,500)
(Note 10)
Conversion of preferred stock into common stock	1,301,178	1,301	—	—	(1,301,178)	(1,301,178)	(1,301)	—	—	—	—	-
Shares issued as security for convertible debtures	—	—	—	—	25,685,000	—	25,685	3,313,365	(3,339,050)	—	—	-
(Notes 5 and 10)
Stock Issued for services (August 2005)	—	—	—	—	28,000	28,000	28	3,612	—	—	—	3,640
Stock Issued for services (August 2005)	—	—	—	—	472,000	472,000	472	60,888	—	—	—	61,360
Stock Issued for services (September 2005)	—	—	—	—	805,000	805,000	805	132,020	—	—	—	132,825
Stock Issued for services (September, 2005)	—	—	—	—	750,000	750,000	750	254,250	—	—	—	255,000
Stock Issued for services (May 2006)	—	—	—	—	875,000	875,000	875	86,625	—	—	—	87,500
Stock Issued for services (June 2006)	—	—	—	—	83,334	83,334	83	8,251	—	—	—	8,334
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(79,486)	(79,486)
January, 2006, Issuance of stock options for
services	—	—	—	—	—	—	—	62,379	—	—	—	62,379
September 2006 issuance of stock warrants
in connection with financing	—	—	—	—	—	—	—	45,164	—	—	—	45,164
Net loss	—	—	—	—	—	—	—	—	—	(1,848,797)	—	(1,848,797)
Balance July 31, 2006	34,343,662	34,344	—	—	81,658,457	55,973,457	81,658	7,830,122	(3,339,050)	(8,755,370)	(448,977)	(4,597,275)

Discount on issue of loan note (Note 10)	—	—	—	—	—	—	—	62,640	—	—	—	62,640
Issuance of stock for services (October, 2006)	—	—	—	—	1,000,000	1,000,000	1,000	67,000	—	—	—	68,000
Issuance of stock for services (October, 2006)	—	—	—	—	1,250,000	1,250,000	1,250	148,749	—	—	—	149,999
October, 2006 issuance of stock options for services	—	—	—	—	—	—	—	223,844	—	—	—	223,844
Foreign currency translation adjustment	—	—	—	—	—	—	—	—	—	—	(34,135)	(34,135)
Net Loss	—	—	—	—	—	—	—	—	—	(3,670,764)	—	(3,670,764)
Partial conversion of Convertible Loan Note into Common Stock (Dec. 2006) (Note 6)	—	—	—	—	1,000,000	1,000,000	1,000	49,000	—	—	—	50,000
Stock Option Expense	—	—	—	—	—	—	—	466,624	—	—	—	466,624
Beneficial conversion discount underlying Convertible Loan Notes (Notes 2 & 9)	—	—	—	—	—	—	—	283,874	—	—	—	283,874
Stock issued for services (December 2006)	—	—	—	—	850,000	850,000	850	51,000	—	—	—	51,850
Cashless conversion - Montgomery	—	—	—	—	345,000	345,000	345	(345)	—	—	—	-
Imputed discount cancelled due to loan default	—	—	—	—	—	—	—	(62,640)	—	—	—	(62,640)
Balance July 31, 2007	34,343,662	34,344	—	—	86,103,457	60,418,457	86,103	9,119,868	(3,339,050)	(12,426,134)	(483,112)	(7,007,981)

Net Loss for the period (unaudited)	—	—	—	—	—	—	—	—	—	(1,280,733)	—	(1,280,733)
Foreign currency translation adjustment (unaudited)	—	—	—	—	—	—	—	—	—	—	19,537	19,537
Stock Option Expense (unaudited)	—	—	—	—	—	—	—	270,630	—	—	—	270,630
Balance January 31, 2008 (unaudited)	34,343,662	$34,344	—	$—	86,103,457	60,418,457	$86,103	$9,390,498	$(3,339,050)	$(13,706,866)	$(463,575)	$(7,998,546)

 In Veritas Medical Diagnostics, Inc.
(A Development Stage Company)

Unaudited Consolidated Statements of Cash Flows

			March 26, 1997
			(Inception)
	Six month period ended		Through
	January 31,		January 31,
	2008	2007	2008

Cash flows from operating activities:
Net loss	$(1,280,733)	$(1,819,440)	$(13,706,866)
Adjustments to reconcile net loss to net cash
used by operating activities:
Depreciation and amortization	1,174	6,567	164,559
Retirement of patents (written off)	—	—	—
Intercompany interest income	—	—	242,382
Interest imputed (non cash)	217,086	411,410	441,276
Prepaid element of expenses and beneficial	—		—
discounts on loan note conversions	—	(307,308)	169,031
Stock issued for compensation and services	—		—
and stock option expense	270,630	674,304	2,466,625
Stock issued for interest	—	—	86,160
Gain (loss) on debt forgiveness	—	—	(662,610)
Changes in operating assets and liabilities:	—		—
Receivables	—	195,192	(21,927)
Prepaid expenses and other current assets	(8,696)	(14,275)	2,403
Deferred debt issue costs	—	—	—
Accounts payable	(8,424)	153,048	1,161,097
Accrued expenses	140,896	66,068	1,918,942
Accrued interest payable	346,126	86,982	346,126
Accounts payable (related party)	—	(194,479)	138,697
Other	—	50,554	45,304
Net cash used in
operating activities	(321,941)	(691,377)	(7,208,801)

Cash flows from investing activities:
Acquisition of patents	(50,460)	(58,834)	(149,538)
Acquisition of equipment	—	—	(151,209)
Net cash used in
investing activities	(50,460)	(58,834)	(300,747)

Cash flows from financing activities:
Advances from affiliates	—	—	4,378,963
Proceeds from debenture issue	—	—	335,000
Repayment of advances from affiliates	—	—	(728,426)
Advances from related parties	292,028	91,903	728,538
Proceeds from issuance of preferred stock	—	—	813,930
Discount on notes payable	—	—	144,382
Proceeds from Royalty Participation Agreement	—	—	450,000
Proceeds from issue of Loan Notes	—	335,000	1,262,495
Repayment of notes payable	—	—	(10,000)
Interest payable reclassified as Loan Notes	—	192,300	—
Short term advances	60,810	80,000	140,810
Net cash provided by
financing activities	352,838	699,203	7,515,692

Effect on cash from foreign currency translation	19,537	1,111	(7,357)

Net change in cash and
cash equivalents	(26)	49,897	(1,213)

Cash and cash equivalents:
Beginning of period	(1,187)	61,240	—

End of period	$(1,213)	$11,343	$(1,213)

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	$—	$—	$—
Interest	$—	$—	$—

Non-cash financing activities:
Conversion of note payable to common stock	$—	$—	$700,000
Conversion of interest to common stock	—	—	—
Conversion of preferred stock into debentures	—	—	86,160
	$—	$—	$786,160

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Regulation S-B.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of the Company, the accompanying unaudited condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of January 31, 2008, the results of operations for the three months ended January 31, 2008 and 2006 and the period from March 26, 1997 (inception) through January 31, 2008, and cash flows for the three months ended January 31, 2008 and 2006 and the period from March 26, 1997 (inception) through January 31, 2008. These financial statements should be read in conjunction with the audited financial statements and notes thereto contained in the Company's annual report on Form 10-KSB for the year ended July 31, 2007.  There have been no updates or changes to our audited financial statements for the year ended July 31, 2007.

There is no provision for dividends for the quarter to which this quarterly report relates.

The results of operations for the three and six month period ended January 31, 2008 is not necessarily indicative of the results to be expected for the full year.

We are a development stage company as defined in Statement of Financial Accounting Standards No. 7. We are devoting substantially all of our present efforts to developing new products. Our planned principal operations have not commenced and, accordingly, no significant revenue has been derived therefrom.

We have reported net losses of $3,670,764, $1,848,797 and $12,426,134 for the fiscal years ended July 31, 2007, 2006 and for the period from the date of inception, March 26, 1997 to July 31, 2007, respectively. The loss from date of inception, March 26, 1997 to January 31, 2008 amounts to $13,706,866. We have a net capital deficit at January 31, 2008 ($7,998,546) and had substantial net current liabilities of $7,369,856 and cash balances of $nil at January 31, 2008. In addition, as explained in Note 10 we are in default under the terms of Loan Notes with total amounts outstanding at January 31, 2008 of $873,800.  These factors, among others, raise substantial doubt about our ability to continue as a going concern.

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

As explained in Note 10 we are in default on several of our Loan Notes at July 31, 2007. Our major creditors and Loan Note holders have continued to work with us during the six month period ended January 31, 2008 to restructure our obligations to enable us to match future payments with our future working capital plans and several Loan Note holders formally restructured their advances to us in the period ended January 31, 2008. In addition the directors, management team and key contractors have deferred payment of compensation due to them since October 2006 (and in certain cases previously) and many key suppliers are providing us with valued and ongoing support and forbearance with respect to our payment obligations.

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

Note 2: Related Party Transactions

As of January 31, 2008, $524,508 was due to related parties for services.  We purchased additional services from related parties during the three month period ended January 31, 2008 amounting to $39,181.  All of these fees were purchased from AWY Ltd and the ARM Partnership, the companies through which Graham Cooper, our CEO, and Martin Thorp, our CFO, provide services to the Company.  Both AWY Ltd and the ARM Partnership have agreed to defer or forego, in part or in full, these amounts pending the ability of the company, or its subsidiaries to make such payments.  During the three month period ended January 31, 2007 we purchased services amounting to $8,052

In July 2004, Westek, a related party, agreed to release us from $2,030,298 of previously accumulated advances in exchange for a non interest-bearing promissory note totaling $1,800,000. We reflected a capital contribution totaling $2,030,298 in our financial statements at that time. The promissory note was payable in full by September 30, 2006.

On November 13, 2006 we reached and agreement with Westek to amend the terms of the Promissory Note to extend the maturity date until March 31, 2008. The amended Promissory note carries interest at a rate of 10% per annum from October 1, 2006 which is payable quarterly in arrears. Unpaid interest may, at the option of Westek, be converted into shares of the Company’s common Stock at a price of $ 0.05 per share.   The market value of the common stock at the date of the amendment was $0.072 and therefore there is a beneficial discount underlying the conversion option. We have valued that discount at $113,400, (using the Black Scholes method). The inherent discount has been charged to Additional Paid in Capital within shareholders funds in the balance sheet and has been charged in the profit and loss account as interest expense on a straight line basis across the life of the amended Promissory Note.

During the three and six month period ended January 31, 2008 Westek advanced $131,208 and $280,984 respectively to the Company. These advances are interest free and are payable on demand. The advances are intended to enable the Company to maintain a basic level of operation ahead of securing new commercial contracts. These short term advances are described more fully in Note 9.

Note 3: Property and Equipment

Major classes of property and equipment as of January 31, 2008 are listed below:

Furniture and Fixtures	$16,523
Office Equipment	89,814
Plant and Equipment	20,939
127,276
Less: accumulated depreciation	123,199
$4,077

Depreciation expense was $568 and $2867 for the three month periods ended January 31, 2008 and 2007, (and $1,174 and $6,567 for the six month period ended January 31, 2008 and 2007), respectively.

Note 4: Intangible Assets - Patent Costs

Changes in Intangible assets - Patent Costs for the six month period ended January 31, 2008 were as follows:

Cost - start of year	$95,545

Costs incurred during the period	50,460
Amortization	-
Retirements	-
Cost - end of period	$146,005

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

4% Convertible Preferred Stock

As of January 31, 2008, the Company had 34,343,662 shares of Series A 4% voting callable convertible preferred stock outstanding. Such shares pay an annual dividend of 4% and are convertible at any time at the option of the holder into Common Stock at the rate of one share Common Stock for each outstanding share of Series A Preferred Stock. Holders of Series A Preferred Stock have priority over all of the shares of the Company on liquidation or sale at the rate of $0.233 per share. Holders of Series A Preferred Stock are entitled to vote on all matters as to which Common Stock shareholders are entitled to vote.  The preferred stock is redeemable at the option of the Company.  There is no mandatory redemption feature.  The dividends are cumulative.

The aggregate of arrearages in cumulative preferred dividends on the Series A Preferred Shares through January 31, 2008, are $22,756.

Note 6: Common Stock

We are authorized to issue 500,000,000 shares of common stock.

We issued the following shares of common stock for services during the six month periods ended January 31, 2008 and 2007, respectively:

	January 31, 2008		January 31, 2007
	Number	Fair Value	Number	Fair Value
	of Shares	of Shares	of Shares	of Shares
Shareholder	Issued	Issued	Issued	Issued
Crown Capital Group Ltd			1,000,000	68,000
UTEK Corporation			1,250,000	150,000
Sichenzia Ross Friedman and Ference LLP			850,000	51,850
	0	$0	3,100,000	$269,850

We value the shares of common stock issued for services at the quoted market price of the stock at the issue date or at the contracted value of the services where this is clearly defined in the underlying contract.

No other shares of common stock, other than those described above, were issued during the six month periods ended January 31, 2008 and 2007.

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

From August 1, 2006 we were required to adopt SFAS No. 123(R) whereby we account for stock option expense for employees and contractors by charging the fair value of options granted and expected to vest equally over the vesting period. In the case of options that vest on grant the fair value of the option is expensed immediately. The expense is shown as stock option expense in the consolidated statement of operations with the credit posted to Additional Paid In Capital. Prior to August 1, 2006 we were not required to treat employee stock options in accordance with SFAS No. 123 (R) , and we disclosed the impact on pre-tax results had we valued employee stock options on a proforma basis in the footnotes to our Annual Financial Statements. In the three month period and nine month period ended January 31, 2007 the stock option charge would have increased by approximately $37,500 and $112,500, respectively, had we adopted SFAS No. 123(R) in that period.

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

The fair value for these warrants was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

Risk-free interest rate	4.18%
Dividend yield	0.00%
Volatility factor	88.40%
Weighted average expected life	3 years

Summary of options and warrants outstanding

The following schedule summarizes the changes in the Company's outstanding stock awards since July 31, 2007.

				Weighted	Weighted
	Options Outstanding			Average	Average	Aggregate
	Number of	Exercise Price		Exercise Price	Remaining	Intrinsic
	Shares	Per Share		Per Share	Contractual Life	Value
Balance at July 31, 2007	19,401,603	$	$0.055-1.50	$0.1636	8.06 years	1,296,238

Awards Granted to Staff	0		$0	$0
Awards cancelled/expired	0		$0	$0
Warrants exercised	0		$0	$0

Balance at January 31, 2008	19,401,603	$	$0.055-1.50	$0.1636	8.06 years	$1,296,238

Awards exercisable at
January 31, 2008	10,101,769		$0.550-1.50	$0.1075	6.66 years	$819,052

Note 8: Income Taxes

We record our income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". We had tax losses available to carry forward in our UK operating subsidiaries at July 31, 2007 and we continued to incur tax losses in the six month period ended January 31, 2008. We have therefore not recorded any tax charge of liability in the three month period ended January 31, 2008.

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

3. A Securities Purchase Agreement (the "Accredited Investor Purchase Agreement") with the investors in a April 2005, Financing, pursuant to which these investors agreed to exchange the securities that they purchased in the earlier financing for an aggregate of $556,500 principal amount of Debentures, such debentures have substantially the same terms as those issued to Montgomery and described in the preceding paragraph 2 above.

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

During the six month period ended January 31, 2008 Westek advanced $280,984 to the Company and its subsidiaries, giving a total short term indebtedness to Westek of $645,488 at January 31, 2008. The intention of Westek in making such advances was to maintain a basic level of operations in our main trading subsidiary (IVMD UK Ltd) and to maintain compliance at IVMD Inc. Westek has continued to make limited funding available to the Group subsequent to July 31, 2007 ..  These advances are interest free and are payable on demand.

F. Short Term Advance from Loan Note Holder

During the year ended July 31, 2007, Triumph advanced a sum of $80,000 to the Company. Triumph has subsequently indicated that it will not demand repayment of this loan, but no formal arrangements have been entered into. Therefore, this loan is treated as repayable on demand. The note does not bear interest and is not convertible.

During the six month period ended January 31, 2008, Triumph advanced the sum of $60,810 to the Company in connection with the transaction detailed in note 11.  The funds have been used specifically to cover ongoing costs in maintaining the compliance of the public entity.  No formal arrangements have been entered into, and therefore this loan is treated as repayable on demand. The note does not bear interest and is not convertible.

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

The following table shows the treatment of the Royalty Participation Agreement Advances in the Financial Statements at January 31, 2008.

Total Amount Advanced	$450,000
Interest Imputed from inception until January 31, 2008	$328,773
Included in Long Term Debt at January 31, 2008	$778,773

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

*Described in A above
** see “Beneficial Conversion Rights” below

All accrued interest and potential penalties payable under these Notes Payable is included in Current Liabilities under Accrued Interest Payable

Beneficial Conversion Rights

As explained above and in Note 2 the conversion rights in certain of the Loan Notes described above have been granted at a discount from the market price of the shares of the Company's common stock at the date that the loan notes were issued. Such beneficial discounts are recognized when the loan note is issued. The value of the discount is estimated using the Black Scholes method and is credited to Additional Paid in Capital on the balance sheet. The cost of the discount is expensed (as interest expense) over the life of the loan note. The unamortized portion of the value of the discount ($18,900) is show as a deduction from the total principal value of the loan notes outstanding on the balance sheet, resulting in a net balance of $1,304,900.

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

Note 11: Recent Developments

In common with most Development-stage entities we have incurred losses since inception. At January 31, 2008 we had a net capital deficit of $7,998,546 and net current liabilities of $7,369,856. We are in default under the terms of certain convertible loan notes under which we owed $1,654,904 (including interest and penalties) at January 31, 2008. These circumstances have effectively prevented us, during the year, from raising adequate working capital to operate the business effectively and we have been dependent upon advances from Westek Ltd, a Company that is related to Mr. Graham Cooper, our Chief Executive Officer to maintain basic operations and compliance and avoid insolvency. Westek provided this support whilst the Company and its loan note holders sought to reach agreement to restructure the Company’s borrowings to enable it to raise adequate new capital. Such negotiations occurred throughout the year and subsequently, and were exhaustive.  However, they failed to produce a satisfactory solution and, as a result, Westek has recently indicated to the Company and the other loan note holders that it can not continue to advance funds. It proposed that the loan note holders work together and with the Company and others to find an alternative solution to avoid insolvency. Negotiations are now at an advanced stage between all of the loan note holders, the Company and a new company, Medical Diagnostic Innovations Limited (“MDI”) (a company incorporated under the laws of England and Wales, which has been formed by the management and employees of the subsidiaries, including Mr. Graham Cooper and Mr. Martin Thorp) to work together with the objective of entering into a transaction which, if consummated, would involve the sale of the share capital of the subsidiaries to MDI and the simplification and reduction of the indebtedness of the Company so as to enable the Company to return to a “shell” and pursue future merger transactions. There can be no certainty that this potential a transaction will take place, or what the precise terms will be, and, in the event that these or similar negotiations fail, the Company and its subsidiaries face the prospect of insolvency and complete loss of shareholder value.

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

Results of Operations

Three and six months ended January 31, 2008 compared to three and six months ended January 31, 2007

Revenues

We did not generate any revenues during the three and six months ended January 31, 2008 and 2007.  As explained above, the next phase of the IMI agreement involves our receiving royalties from future sales of the PT Device by IMI. Additionally, we are seeking to enter into additional research and development or IPR license contracts.

Depreciation Expenses

Depreciation expenses for the three and six months ended January 31, 2008 amounted to $567 and $1174, (compared to $2,867 and $6,567 for the three and six months ended January 31, 2007), respectively. The decline is due to that fact that it has not been necessary to replace or update any of our fixed asset base which is adequate for our purposes and therefore the depreciation charge continues to decline.

General & Administrative Expenses

General and administrative expenses for the three and six months ended January 31, 2008 were $135,915 and $296,138 as compared to $287,414 and $680,148 for the three and six months ended January 31, 2007. This change reflects efforts to reduce general and administrative expenses in the light of cash constraints.

Sales and Marketing Expenses

We incurred $nil of marketing costs in the three and six month period ended January 31, 2008, as compared to $80,808 and $142,461 for the three and six month period ended January 31, 2007.

Research & Development Expenditure

During the three and six months ended January 31, 2008, we spent $156,237 and $359,663 respectively on research and development compared to $147,348 and $330,606 during the three and six month period ended January 31, 2007.  In the three month period ended January 31, 2008 our R&D activity was focused on our Magnetic Strip Reader technology and our Magnetic Detection technology. By comparison, during the three month period ended January 31, 2007, our R&D expenditure was focused in part on the PT Device which was completed in late August early September 2006 causing a lower comparable charge in the period.

Stock Option Expense

No stock options were awarded during the six month period ended January 31, 2008.  We account for stock option expense under the provisions of SFAS No. 123(R) whereby we value stock options using the Black Scholes method and spread the charge equally from the date of grant until the date that the options vest, adjusting for options that we believe are unlikely to ever vest.  The remaining options vest over various periods through September 30, 2010.  The total charge for option expense in the three month period ended January 31, 2008 amounted to $135,315 compared to $180,612 in the three month period ended January 31, 2007.

Net Income (Loss)

Net loss before other income and expense (which excluded interest expense) for the three months ended January 31, 2008 was $(349,910), as compared to a net loss of $(695,935) for the three months ended January 31, 2007.  The decrease in net loss is attributable to significantly reduced expenditure in the areas of legal and professional fees, selling and marketing and general and administrative as the company introduced efforts to reduce the monthly burn rate.

Net loss (after other income and expense, including interest) for the three and six month period ended January 31, 2008 amounted to $(624,708) and ($1,280,733), respectively compared to $(953,044) and $(1,819,440) for the three and six month period ended January 31, 2007. The decrease in net loss was due to the factors discussed above.  Interest expense amounted to $274,798 in the three month period ended January 31, 2008, as compared to $257,109 in the three month period ended January 31, 2007.  The increase in interest expense is attributable to punitive interest charges related to outstanding debt obligations of the Company which were in default during the three month period ended January 31, 2008 and the generally increased debt burden of the Company.

Liquidity and Capital Resources

We have incurred operating losses since our inception. At January 31, 2008, we had an accumulated deficit from inception of $(13,706,866). We are in default under the terms of certain of our credit obligations and are operating at the forbearance of our creditors. Our auditors, in their report on our financial statement for the fiscal year ended July 31, 2007, have expressed substantial doubt about our ability to continue as a going concern.

The Company's working capital needs include payment of salaries, administrative expenses, and research and development activities. At January 31, 2008, we had no cash and we had net current liabilities of $7,369,856. We are in default under the terms of certain convertible loan notes under which we owed $1,654,904 (including interest and penalties) at January 31, 2008. These circumstances have effectively prevented us, during the year, from raising adequate working capital to operate the business effectively and we have been dependent upon advances from Westek Ltd, a Company that is related to Mr. Graham Cooper, our Chief Executive Officer to maintain basic operations and compliance and avoid insolvency. We have described under ‘Recent Developments’ above certain current events which indicate that, because of the failure of the loan note holders to agree on a financing solution between themselves and with the Company, the Company is unlikely to raise further working capital under its current structure; and, as further described there, discussions are taking place between the loan note holders and with the Company and others to sell the Company’s operating subsidiaries and return the Company to a shell with a simplified and reduced debt structure to enable it to realistically plan future merger transactions. In the event that these current negotiations are unsuccessful, and in the absence of any alternative solutions, the Company and its subsidiaries would be likely to face insolvency. However, the directors believe that current negotiations will end in an agreement between the loan note holders and the Company which will lead to the survival of the Company, potentially as a shell, as described above; or, alternatively, that some other outcome will materialize which will result in the survival of the Group.

Critical Accounting Policies

Principles of consolidation

Our consolidated financial statements include our accounts and the accounts of our two wholly owned foreign subsidiaries; IVMD (UK) Limited and Jopejo Limited, both UK companies. The assets and liabilities of our foreign subsidiaries have been translated from British pounds into U.S. dollars at the exchange rate in effect at January 31, 2008 with the related translation adjustments reported as a separate component of shareholders' deficit. Operating statement accounts have been translated at the average exchange rate in effect during the period presented. All significant intercompany transactions have been eliminated.

Basis of presentation

Our research and development is conducted in Inverness, Scotland, through our subsidiaries: IVMD (UK) Limited and Jopejo Limited. Development-stage activities consist of raising capital, obtaining financing, medical products research and development and administrative matters.

We are a development stage enterprise and have incurred losses since inception. We had a net capital deficit at January 31, 2008 of $(7,998,546). We also had substantial net current liabilities at January 31, 2008 and we were in default on several of our Notes Payable, as explained in Item 3 of Part 2. These factors, among others, raise substantial doubt about our ability to continue as a going concern, in common with many development stage companies in our industry. Historically we have depended on various sources of finance to support ongoing operations, in particular, until our various products and work in progress reach the point where they generate income (which cannot be assured) we are dependent upon external funding, which has generally been made available to us in the past by way of convertible loan notes provided by specialist investment funds. Since November 2006 such funding has not been forthcoming and we have depended upon short term advances from two of our loan note holders, as explained in Note 9 to the Unaudited Condensed Consolidated Financial Statements (set forth in Part I herein). More recently those advances have been restricted to one loan note holder, a related party, Westek. As explained in Liquidity and capital resources above, the Company is in negotiations to return to a shell to realistically plan future merger transactions, and thereby ensure the survival of the Company.

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

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements as of January 31, 2008 or as of the date of this report.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

At January 31, 2008 we were in default under the terms of several notes payable. The total principal and interest due, but not paid, under these notes at January 31, 2008 were $873,800 (principal), and $536,245 (interest and penalties) respectively.

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

On December 18, 2007, the Convertible Debenture was assigned to Triumph Small Cap, Inc. (“Triumph”) pursuant to the terms of the Purchase and Assignment Agreement (the “Assignment Agreement”) among, Montgomery, Triumph and the Company. The Assignment Agreement became null and void on February 16, 2008 due to the fact that the transactions contemplated by the Share Purchase Agreement dated December 18, 2007  by and among, In Veritas Medical Diagnostics, Inc., Medical Diagnostic Innovations Ltd. (“MDI”), IVMD (UK) Limited, and Jopejo Limited were not consummated on or prior to February 16, 2008.

Management believes that this matter will be resolved, prior to further action being taken, to enable the planned sale of IVMD (UK) Limited and Jopejo Limited to MDI to progress in line with previously announced plans and agreements and are currently facilitating discussions between MDI and Yorkville to that end.

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

IN VERITAS MEDICAL DIAGNOSTICS, INC.

Date: March 14, 2008	By:	/s/ Graham Cooper
Graham Cooper Chief Executive Office

By:	/s/ Martin E. Thorp
Martin E. Thorp Chief Financial Officer